Form 10QSB
period 2002-06-30
RESERVENET INC
filed 2002-08-19
CIK 1157688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
               1934 for the quarterly period ended June 30, 2002.

                         Commission File No: 333-68312




                                RESERVENET, INC.
                     (Name of small business in its charter)

                 DELAWARE                                    94-3381088
 (State or other jurisdiction of Incorporation)        (IRS Employer Id. No.)


    3701 Sacramento St. #323
    San Francisco, CA                                         94118
(Address of Principal Office)                               Zip Code

                    Issuer's telephone number: (415) 752-2578




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2002, the following shares of common were outstanding: Common Stock, par value of $0.0001, 1,900,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes  No X

PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the six months ended June 30, 2002 and June 30, 2001 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.


                        ReserveNet, Inc.
                  (a Development Stage Company)
                          Balance Sheet


                                                                   (unaudited)
                                                                     June 30,
                                                                      2002
                                                                    ---------
Assets

Current assets:
    Cash and equivalents                                            $    343
    Due from shareholder                                                 366
                                                                    ---------
      Total current assets                                               709
                                                                    ---------
                                                                    $    709
                                                                    =========

Liabilities and Stockholders' Equity

Current liabilities:                                                $   --
                                                                    ---------

Stockholders' equity:
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 1,900,000 shares issued and outstanding                190
    Additional paid-in capital                                        28,310
    (Deficit) accumulated during development stage                   (27,791)
                                                                    ---------
                                                                         709
                                                                    ---------
                                                                    $    709
                                                                    =========


   The accompanying notes are an integral part of these financial statements.


                                                       ReserveNet, Inc.
                                                 (a Development Stage Company)
                                                          (unaudited)
                                                   Statements of Operations


                                                           Three Months Ending          Six Months Ending
                                                                 June 30,                   June 30,          October 31, 2000
                                                        -------------------------   -------------------------   (Inception) to
                                                           2002           2001         2002            2001     June 30, 2002
                                                        -----------   -----------   -----------   -----------   -------------
Revenue                                                 $      --     $      --     $      --     $      --     $      --
                                                        -----------   -----------   -----------   -----------   -----------

Expenses:
   General and administrative expenses                        2,615         3,367         5,266         8,014        26,491
   General and administrative expenses - related party          500          --             500          --           1,300
                                                        -----------   -----------   -----------   -----------   -----------
     Total expenses                                           3,115         3,367         5,766         8,014        27,791
                                                        -----------   -----------   -----------   -----------   -----------

Net (loss)                                              $    (3,115)  $    (3,367)  $    (5,766)  $    (8,014)  $   (27,791)
                                                        ===========   ===========   ===========   ===========   ===========

Weighted average number of
   common shares outstanding - basic and fully diluted    1,900,000     1,900,000     1,900,000     1,651,381
                                                        ===========   ===========   ===========   ===========

Net (loss) per share - basic & fully diluted            $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                                        ===========   ===========   ===========   ===========




                          The accompanying notes are an integral part of these financial statements.

                                                                                                                             3






                                                   ReserveNet, Inc.
                                            (a Development Stage Company)
                                                     (unaudited)
                                               Statements of Cash Flows


                                                             Six Months Ending
                                                                    June 30,                       October 31, 2000
                                                   ---------------------------------------          (Inception) to
                                                           2002                  2001               June 30, 2002
                                                   ------------------    ------------------    ---------------------
Cash flows from operating activities
Net (loss)                                         $          (5,766)    $          (8,014)    $            (27,791)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
      (Increase) in due from shareholder                      (1,100)               (9,113)                 (19,527)
      Increase in due to shareholder                           1,489                 6,985                   19,161
                                                   ------------------    ------------------    ---------------------
Net cash (used) by operating activities                       (5,377)              (10,142)                 (28,157)
                                                   ------------------    ------------------    ---------------------


                                                   ------------------    ------------------    ---------------------
Cash flows from investing activities                               -                     -                        -
                                                   ------------------    ------------------    ---------------------

Cash flows from financing activities
    Issuances of common stock                                      -                25,000                   28,500
                                                   ------------------    ------------------    ---------------------
Net cash provided by financing activities                          -                25,000                   28,500
                                                   ------------------    ------------------    ---------------------

Net increase (decrease) in cash                               (5,377)               14,858                      343
Cash - beginning                                               5,720                 3,575                        -
                                                   ------------------    ------------------    ---------------------
Cash - ending                                      $             343     $          18,433     $                343
                                                   ==================    ==================    =====================

Supplemental disclosures:
    Interest paid                                  $               -     $               -     $                  -
                                                   ==================    ==================    =====================
    Income taxes paid                              $               -     $               -     $                  -
                                                   ==================    ==================    =====================





                          The accompanying notes are an integral part of these financial statements.

                                                                                                                  4


                                ReserveNet, Inc.
                          (a Development Stage Company)
                                      Notes


Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form 10-SB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company raised funds via private securities offering. If the securities offering does not provide sufficient capital, a shareholder of the Company has agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

Note 3 - Related party transactions

The Company paid professional fees totaling $500 to an individual, who is an officer and director of the Company, during the six month period ended June 30, 2002.

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

ReserveNet is a development stage company, whose business plan is to provide consumer reservation services to the restaurant industry. ReserveNet hopes to develop a web-based reservation system that allows consumers to place reservations directly with restaurants through the ReserveNet website. The company hopes to generate subscription revenue from restaurants and advertising revenue through its website. Consumers will have the ability to search an interactive database of available restaurant reservations that can be refined to a particular geographic location convenient to the consumer. The search could also be further refined by type of cuisine, average price, and/or favorable restaurant reviews.

ReserveNet is seeking to raise capital in three tranches; $300,000 , $1,500,000, and $1,500,000 for a total of $3,300,000 by way of a private equity offering, debt, or some combination thereof to fund its product development, initial product rollout, establish offices, pay salaries and purchase capital equipment. ReserveNet will seek to raise this money in three installments, private offerings but may seek to undertake a public offering. The company has not received any additional financing commitments and may rely on funds loaned to it by its founder and CEO.

Results of Operations

The company has not begun its planned operations. Expenditures since inception and for the requisite reporting periods have been General and Administrative in nature. These represent the costs associated with professional fees, phone expenses, small equipment, and expenses related to investor, engineering and strategic partnership meetings, among other categories. Currently the company experiences a cash flow burn rate of roughly $1,000 per month

For the three months ended June 30, 2002 Operating expenses were $3,115 compared to $3,367 for the comparable period in 2001, while operating expenses were $5,766 for the six-month period ended June 30, 2002 and $8,014 for the comparable period. These amounts represent a Net Losses for the company and will provide tax credits to offset Net Income in future periods As a result of the lack of operating capital, efforts were made to decrease spending across the board in all categories including travel, postage, communications, and other general and administrative expenses.

Liquidity

Management plans to seek bridge financing from its founder and other third parties to provide for the short-term operating needs of the Company until permanent equity financing can be realized. The Company expects to raise additional capital through a private placement equity offering to fund further development of present and anticipated operations until the Company can accomplish self-sustaining cash flows. The ability of the company to raise financing will affect its status as a going concern. There can be no guarantee or assurance that the Company would be successful in raising additional proceeds. If additional financing cannot be secured, ReserveNet, Inc. would likely be unable to continue its proposed business plan.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements.

PART II

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit 99.1 - Certification of Chief Executive Officer.

(b) Exhibit 99.2 - Certification of Chief Financial Officer.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESERVENET, INC.
(Registrant)

Date: August 19, 2002

By: /s/ Daniel Regidor
    ----------------
    Daniel Regidor
    President, CEO, Director

                                  EXHIBIT 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ReserveNet Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Daniel Regidor, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (i)  The Report fully complies with the requirements of section 13(a) or 15
          (d) of the Securities Exchange Act of 1934, and

     (ii) The information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations of the Company.
                                  /s/ Daniel Regidor
                                  ----------------------------
                                  Daniel Regidor,
                                  President, Chief Executive Officer, Director

                                  ----------------------------
                                  August 19, 2002

                                  EXHIBIT 99.2

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report ReserveNet Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel Regidor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (i)  The Report fully complies with the requirements of section 13(a) or 15
          (d) of the Securities Exchange Act of 1934, and

     (ii) The information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations of the Company.

                           /s/ Daniel Regidor
                           ------------------------------------------
                           Daniel Regidor,
                           Chief Financial Officer

                           August 19, 2002