Form 10QSB/A
period 2002-06-30
RESERVENET INC
filed 2002-08-20
CIK 1157688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB/A

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

                                  Balance Sheet
                                      as of
                                  June 30, 2002

                                       and

                            Statements of Operations
                   for the Three Months and Six Months Ending
                             June 30, 2002 and 2001,
                                       and
                                 for the Period
                  October 31, 2000 (Inception) to June 30, 2002

                                       and

                                   Cash Flows
                            for the Six Months Ending
                             June 30, 2002 and 2001,
                                       and
                                 for the Period
                  October 31, 2000 (Inception) to June 30, 2002

                                TABLE OF CONTENTS





                                                                            Page

Independent Accountants' Review Report                                        1

Balance Sheet                                                                 2

Statements of Operations                                                      3

Statements of Cash Flows                                                      4

Footnotes                                                                     5

Beckstead and Watts, LLP
------------------------
Certified Public Accountants
                                                         3340 Wynn Road, Suite C
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
ReserveNet, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of ReserveNet, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2002 and the related statements of operations for the three-months and six-months ended June 30, 2002 and 2001 and for the period October 31, 2000 (Inception) to June 30, 2002, and statements of cash flows for the six-months ended June 30, 2002 and 2001 and for the period October 31, 2000 (Inception) to June 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

G. Brad Beckstead, CPA has previously audited, in accordance with generally accepted auditing standards, the balance sheet of ReserveNet, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in his report dated March 19, 2002, he expressed an unqualified opinion on those financial statements.



/s/ Beckstead and Watts, LLP

August 18, 2002

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