Form 10QSB
period 2002-03-31
RESERVENET INC
filed 2002-10-16
CIK 1157688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2002, the following shares of common were outstanding: Common Stock, par value of $0.0001, 1,900,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes X No

PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the six months ended June 30, 2002 and March 31, 2001 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.


Beckstead and Watts, LLP
------------------------

Certified Public Accountants
                                                         3340 Wynn Road, Suite C
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
ReserveNet, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of ReserveNet, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2002 and the related statements of operations for the three-months ended March 31, 2002 and 2001 and for the period October 31, 2000 (Inception) to March 31, 2002, and statements of cash flows for the three-months ended March 31, 2002 and 2001 and for the period October 31, 2000 (Inception) to March 31, 2002. These financial statements are the responsibility of the Company's management.

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

                                                    /s/ Beckstead and Watts, LLP

October 9, 2002

                                ReserveNet, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                      as of
                                 March 31, 2002

                                       and

                            Statements of Operations
                           for the Three Months Ending
                            March 31, 2002 and 2001,
                                       and
                                 for the Period
                 October 31, 2000 (Inception) to March 31, 2002

                                       and

                                   Cash Flows
                           for the Three Months Ending
                            March 31, 2002 and 2001,
                                       and
                                 for the Period
                 October 31, 2000 (Inception) to March 31, 2002

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

                                ReserveNet, Inc.
                          (a Development Stage Company)
                                  Balance Sheet


                                                                     (unaudited)
                                                                      March 31,
                                                                        2002
                                                                     -----------


Assets

Current assets:
    Cash and equivalents                                               $  2,530
    Due from shareholder                                                  1,294
                                                                       ---------
      Total current assets                                                3,824
                                                                       ---------

                                                                       $  3,824
                                                                       =========

Liabilities and Stockholders' Equity

Current liabilities:                                                   $   --
                                                                       ---------

Stockholders' equity:
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 1,900,000 shares issued and outstanding                   190
    Additional paid-in capital                                           28,310
    (Deficit) accumulated during development stage                      (24,676)
                                                                       ---------
                                                                          3,824
                                                                       ---------

                                                                       $  3,824
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


                                                        ReserveNet, Inc.
                                                  (a Development Stage Company)
                                                           (unaudited)
                                                    Statements of Operations


                                                                         Three Months Ending
                                                                              March 31,                     October 31, 2000
                                                                -------------------------------------        (Inception) to
                                                                      2002                 2001              March 31, 2002
                                                                ----------------    -----------------    ----------------------
Revenue                                                                       -     $              -     $                   -
                                                                ----------------    -----------------    ----------------------

Expenses:
   General and administrative expenses                                    2,651                4,646                    23,876
   General and administrative expenses - related party                        -                    -                       800
                                                                ----------------    -----------------    ----------------------
     Total expenses                                                       2,651                4,646                    24,676
                                                                ----------------    -----------------    ----------------------

Net (loss)                                                               (2,651)    $         (4,646)    $             (24,676)
                                                                ================    =================    ======================

Weighted average number of
   common shares outstanding - basic and fully diluted                1,900,000            1,400,000
                                                                ================    =================

Net (loss) per share - basic & fully diluted                              (0.00)    $          (0.00)
                                                                ================    =================



The accompanying notes are an integral part of these financial statements.


                                                    ReserveNet, Inc.
                                              (a Development Stage Company)
                                                       (unaudited)
                                                Statements of Cash Flows


                                                            Three Months Ending
                                                                  March 31,                         October 31, 2000
                                                 ---------------------------------------------       (Inception) to
                                                         2002                    2001                March 31, 2002
                                                 ---------------------   ---------------------   ----------------------
Cash flows from operating activities
Net (loss)                                       $             (2,651)   $             (4,646)   $             (24,676)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
      (Increase) in due from shareholder                       (1,100)                 (9,113)                 (19,527)
      Increase in due to shareholder                              561                   4,571                   18,233
                                                 ---------------------   ---------------------   ----------------------
Net cash (used) by operating activities                        (3,190)                 (9,188)                 (25,970)
                                                 ---------------------   ---------------------   ----------------------


                                                 ---------------------   ---------------------   ----------------------
Cash flows from investing activities                                -                       -                        -
                                                 ---------------------   ---------------------   ----------------------

Cash flows from financing activities
    Issuances of common stock                                       -                  18,000                   28,500
                                                 ---------------------   ---------------------   ----------------------
Net cash provided by financing activities                           -                  18,000                   28,500
                                                 ---------------------   ---------------------   ----------------------

Net increase (decrease) in cash                                (3,190)                  8,812                    2,530
Cash - beginning                                                5,720                   3,575                        -
                                                 ---------------------   ---------------------   ----------------------
Cash - ending                                    $              2,530    $             12,387    $               2,530
                                                 =====================   =====================   ======================

Supplemental disclosures:
    Interest paid                                $                  -    $                  -    $                   -
                                                 =====================   =====================   ======================
    Income taxes paid                            $                  -    $                  -    $                   -
                                                 =====================   =====================   ======================






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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

ReserveNet is a development stage company, whose business plan is to provide consumer reservation services to the restaurant industry. ReserveNet hopes to develop a web-based reservation system that allows consumers to place reservations directly with restaurants through the www.ReserveNet.ws website. The company anticipates revenue will be generated through restaurant subscriptions and advertising through its website. Consumers will have the ability to search an interactive database of available restaurant reservations that may be refined to a particular geographic location convenient to the consumer. The search may also be further refined by type of cuisine, average price, and/or favorable restaurant reviews.

ReserveNet is seeking to raise capital in three tranches; $300,000 , $1,500,000, and $1,500,000 for a total of $3,300,000 by way of a private equity offering, debt, or some combination thereof to fund its product development, initial product rollout, establish offices, pay salaries and purchase capital equipment. ReserveNet will seek to raise this money in three private offering installments, but may elect to undertake a public offering. The company has not received any additional financing commitments and may rely on funds loaned to it by its founder and CEO.

Results of Operations

The company has not begun its planned operations. Expenditures since inception and for the requisite reporting periods have been General and Administrative in nature. These represent the costs associated with professional fees, phone expenses, small equipment, and expenses related to investor, engineering and strategic partnership meetings, amongst other categories. The company's cash burn rate is approximately $1,000 per month

For the three months ended March 31, 2002 Operating expenses were $2,651 compared to $4,646 for the comparable period in 2001. These amounts represent Net Losses for the company that will provide tax credits to offset Net Income in future periods. As a result of the lack of operating capital, efforts were made to decrease spending in all categories including travel, postage, communications, and other general and administrative expenses.

Liquidity

Management plans to seek bridge financing from its founder and other third parties to provide for the short-term operating needs of the Company until permanent equity financing can be realized. The Company expects to raise additional capital through a private placement equity offering to fund product development and operations until the Company can acheive self-sustaining cash flows. The ability of the company to raise financing will affect its status as a going concern. There can be no guarantee or assurance that the Company would be successful in raising additional proceeds. If additional financing cannot be secured, ReserveNet, Inc. would be unlikely to progress its business plan. In that event, management may elect to suspend its business until sufficient financing is secured, market its intellectual property, or cease operations entirely.


STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated, or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements.

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

RESERVENET, INC.
(Registrant)

Date: October 11, 2002

By: /s/ Daniel Regidor
    ----------------
      Daniel Regidor
      President, CEO, Director