Form 10QSB
period 2002-09-30
RESERVENET INC
filed 2002-11-15
CIK 1157688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2002, the following shares of common were outstanding: Common Stock, par value of $0.0001, 1,900,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes X No

PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The  unaudited  financial  statements  of  registrant  for the nine months ended
September 30, 2002 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

                                ReserveNet, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                      as of
                               September 30, 2002

                                       and

                            Statements of Operations
                   for the Three Months and Nine Months Ending
                          September 30, 2002 and 2001,
                                       and
                                 for the Period
               October 31, 2000 (Inception) to September 30, 2002

                                       and

                                   Cash Flows
                           for the Nine Months Ending
                          September 30, 2002 and 2001,
                                       and
                                 for the Period
               October 31, 2000 (Inception) to September 30, 2002

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

Beckstead and Watts, LLP
------------------------

Certified Public Accountants
                                                         3340 Wynn Road, Suite C
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
ReserveNet, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of ReserveNet, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2002 and the related statements of operations for the three-months and nine-months ended September 30, 2002 and 2001 and for the period October 31, 2000 (Inception) to September 30, 2002, and statements of cash flows for the nine-months ended September 30, 2002 and 2001 and for the period October 31, 2000 (Inception) to September 30, 2002. These financial statements are the responsibility of the Company's management.

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



/s/ Beckstead and Watts, LLP

November 14, 2002

                        ReserveNet, Inc.
                  (a Development Stage Company)
                          Balance Sheet


                                                              (unaudited)
                                                             September 30,
                                                                 2002
                                                           ---------------
Assets

Current assets:
    Cash and equivalents                                   $           136
                                                           ---------------
      Total current assets                                             136

                                                           ---------------
                                                           $           136

                                                           ===============
Liabilities and Stockholders' Equity

Current liabilities:
    Due to shareholder                                     $         1,032
                                                           ---------------
      Total current liabilities                                      1,032
                                                           ---------------

Stockholders' equity:
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 1,900,000 shares issued and outstanding              190
    Additional paid-in capital                                      28,310
    (Deficit) accumulated during development stage                 (29,396)
                                                           ---------------
                                                                      (896)
                                                           ---------------

                                                           $           136
                                                           ===============



   The accompanying notes are an integral part of these financial statements.



                                                          ReserveNet, Inc.
                                                    (a Development Stage Company)
                                                             (unaudited)
                                                      Statements of Operations




                                                            Three Months Ending           Nine Months Ending
                                                               September 30,                 September 30,         October 31, 2000
                                                        ---------------------------    --------------------------  (Inception) to
                                                            2002            2001           2002           2001    September 30, 2002
                                                         -----------    -----------    -----------    -----------    -----------
Revenue                                                  $      --      $      --      $      --      $      --      $      --
                                                         -----------    -----------    -----------    -----------    -----------

Expenses:
   General and administrative expenses                         1,605          5,544          6,871         13,558         28,096
   General and administrative expenses - related party          --              300            500            300          1,300
                                                         -----------    -----------    -----------    -----------    -----------
     Total expenses                                            1,605          5,844          7,371         13,858         29,396
                                                         -----------    -----------    -----------    -----------    -----------

Net (loss)                                               $    (1,605)   $    (5,844)   $    (7,371)   $   (13,858)   $   (29,396)
                                                         ===========    ===========    ===========    ===========    ===========

Weighted average number of
   common shares outstanding - basic and fully diluted     1,900,000      1,900,000      1,900,000      1,735,165
                                                         ===========    ===========    ===========    ===========

Net (loss) per share - basic & fully diluted             $     (0.00)   $     (0.00)   $     (0.00)   $     (0.01)
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






                                           ReserveNet, Inc.
                                    (a Development Stage Company)
                                             (unaudited)
                                       Statements of Cash Flows


                                                           Nine Months Ending
                                                            September 30,          October 31, 2000
                                                    ----------------------------    (Inception) to
                                                        2002            2001      September 30, 2002
                                                    ------------    ------------  ------------------
Cash flows from operating activities
Net (loss)                                          $     (7,371)   $    (13,858)   $    (29,396)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
      (Increase) decrease in due from shareholder            755          11,254         (17,672)
      Increase (decrease) in due to shareholder            1,032         (12,336)         18,704
                                                    ------------    ------------    ------------
Net cash (used) by operating activities                   (5,584)        (14,940)        (28,364)
                                                    ------------    ------------    ------------


Cash flows from investing activities                        --              --              --
                                                    ------------    ------------    ------------

Cash flows from financing activities
    Issuances of common stock                               --            25,000          28,500
                                                    ------------    ------------    ------------
Net cash provided by financing activities                   --            25,000          28,500
                                                    ------------    ------------    ------------

Net increase (decrease) in cash                           (5,584)         10,060             136
Cash - beginning                                           5,720           3,575            --
                                                    ------------    ------------    ------------
Cash - ending                                       $        136    $     13,635    $        136
                                                    ============    ============    ============

Supplemental disclosures:
    Interest paid                                   $       --      $       --      $       --
                                                    ============    ============    ============
    Income taxes paid                               $       --      $       --      $       --
                                                    ============    ============    ============


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

Note 3 - Related party transactions

The Company paid professional fees totaling $500 to an individual, who is an officer and director of the Company, during the nine month period ended September 30, 2002.

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

For the nine months ended September 30, 2002. Operating expenses were $7,371 compared to $13,858 for the comparable period in 2001. These amounts represent Net Losses for the company that will provide tax credits to offset Net Income in future periods. As a result of the lack of operating capital, efforts were made to decrease spending in all categories including travel, postage, communications, and other general and administrative expenses.

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



RESERVENET, INC.
(Registrant)



Date: November 14, 2002

By: /s/ Daniel Regidor
    --------------------------
      Daniel Regidor
      President, CEO, Director