Form 10KSB
period 2002-12-31
RESERVENET INC
filed 2003-07-11
CIK 1157688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes No_X_

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2003, the following shares of common were outstanding: Common Stock, par value of $0.0001, 1,900,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes X No

TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                                RESERVENET, INC.


Index
PART I.

Item 1.   Description  of  Business
Item 2.   Description  of  Property
Item 3.   Legal  Proceedings
Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

PART II

Item 5.   Market  for  the Registrant's Common Equity And Related Stockholder
          Matters
Item 6.   Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations
Item 7.   Financial  Statements
Item 8.   Changes in and Disagreements on Accounting and Financial Disclosures

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of
          The  Exchange  Act
Item 10.  Executive  Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12.  Certain  Relationships  and  Related  Transactions

PART IV

Item 13.  Exhibits  and  Reports  of  Form  8-K
Item 14.  Controls  and  Procedures

SIGNATURES
Certifications

PART 1

ITEM 1.  Description of Business

ReserveNet, Inc. was incorporated in Delaware on November 22, 2000 for the purpose of developing a web-based reservation management system for the restaurant industry. ReserveNet is not yet operational, however, limited development has begun on its website (www.ReserveNet.ws). Although the website is accessible at this time, it's purpose is purely informational until which time ReserveNet is successful in raising capital for further development. The Company has not secured any arrangements for financing despite our on-going efforts to attract investment capital.

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

ReserveNet believes that a significant amount of information can be obtained from its user base that may be valuable to advertisers and restaurants to formulate more targeted marketing campaigns. Our website will make active use of a file called a "cookie" which would be downloaded to our registered users' computers. Cookies can be used to determine what web sites a user frequents, store database information, customize page settings, or anything that would make a site individual and customizable. There are many reasons a given site would wish to use cookies. These range from the ability to personalize information, or to help with on-line sales/services, or simply for the purposes of tracking popular links or demographics. Cookies also provide programmers with a means of keeping site content fresh and relevant to the user's interests. Most web servers use cookies to help with back-end interaction as well, which can improve the utility of a site by being able to securely store any personal data that the user has shared with a site. By utilizing this data, ReserveNet hopes to provide a more unique and individualized experience to its users.

ReserveNet plans to create a proprietary website to serve as the front-end of its reservation management system for internet users. We are currently seeking partnerships with high traffic web sites to provide links to the ReserveNet service. ReserveNet's objective is to grow our user base through these web partnerships.

ITEM 2.  Description of Property

ReserveNet's principal executive office address is 3701 Sacramento St. #323, San Francisco, CA. The principal executive office and telephone number are provided by an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial. Management considers the current principal office space arrangement adequate until such time as we are able to raise additional funds to justify expansion of our offices.

ITEM 3.  Legal Proceedings

ReserveNet is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4. Submission  of  Matters  to  a  Vote  of  Security  Holders

On December 31, 2002, the majority shareholder, , voted to extend the terms of ReserveNet's Directors to 12/31/03.



PART II


ITEM 5. Market  for  the Registrant's Common Equity And Related Stockholder
        Matters

ReserveNet is in the process of filing for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (the "NASD"). There can be no assurance that ReserveNet Inc. will be cleared for trading by the NASD. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids", "asks" and volume.

As of the date of this filing, there is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. As of December 31, 2002, ReserveNet had twenty-six (26) shareholders of record. We have paid no cash dividends and have no outstanding options.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

For the year ended December 31, 2002, Operating Expenses were $8,751 compared to $19,368 for the comparable period in 2001. These amounts represent Net Losses for the company that will provide tax credits to offset Net Income in future periods. As a result of the lack of operating capital, efforts were made to decrease spending in all categories including travel, postage, communications, and other general and administrative expenses.

Liquidity

Management plans to seek bridge financing from its founder and other third parties to provide for the short-term operating needs of the Company until permanent equity financing can be realized. The Company expects to raise additional capital through a private placement equity offering to fund product development and operations until the Company can achieve self-sustaining cash flows. The ability of the company to raise financing will affect its status as a going concern. There can be no guarantee or assurance that the Company would be successful in raising additional proceeds. If additional financing cannot be secured, ReserveNet, Inc. would be unlikely to progress its business plan. In that event, management may elect to suspend its business until sufficient financing is secured, market its intellectual property, or cease operations entirely.

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


ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

The audited financial statements of registrant for the twelve months ended December 31, 2002 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

                                TABLE OF CONTENTS
                                -----------------





                                                                            PAGE

Independent Auditors' Report                                                  1

Balance Sheets                                                                2

Statements of Operations                                                      3

Statements of Stockholders' Equity                                            4

Statements of Cash Flows                                                      5

Footnotes                                                                     6

                                ReserveNet, Inc.
                          (A Development Stage Company)

                                 Balance Sheets
                                      as of
                           December 31, 2002 and 2001

                                       and

                            Statements of Operations,
                            Stockholders' Equity, and
                                   Cash Flows
                               for the years ended
                           December 31, 2002 and 2001,
                                       and
                                for the period of
                      October 31, 2000 (Date of Inception)
                                     through
                                December 31, 2002

Beckstead and Watts, LLP
-------------------------
Certified Public Accountants
                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
ReserveNet, Inc.

We have audited the Balance Sheets of ReserveNet, Inc. (the "Company") (A Development Stage Company), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended and for the period October 31, 2000 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ReserveNet, Inc. as of December 31, 2001, were audited by G. Brad Beckstead, CPA, sole practitioner, whose report dated May 19, 2002, on those statements included an explanatory going concern paragraph discussed in Note 3 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ReserveNet, Inc. (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the year then ended and for the period October 31, 2000 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



July 3, 2003

                                ReserveNet, Inc.
                          (a Development Stage Company)
                                 Balance Sheets


                                                               December 31,
                                                            ------------------
                                                              2002      2001
                                                            --------  --------
Assets

Current assets:
    Cash                                                    $   --    $  5,720
    Due from shareholder                                        --         755
                                                            --------  --------
      Total current assets                                      --       6,475
                                                            --------  --------

                                                            $   --    $  6,475
                                                            ========  ========

Liabilities and Stockholders' Equity

Current liabilities:
    Checks issued in excess of available cash               $     29  $   --
    Accounts payable                                             465      --
    Due to shareholder                                         1,782      --
                                                            --------  --------
      Total current liabilities                                2,276      --
                                                            --------  --------

Stockholders' equity:
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 1,900,000 shares issued and outstanding        190       190
    Additional paid-in capital                                28,310    28,310
    (Deficit) accumulated during development stage           (30,776)  (22,025)
                                                            --------  --------
                                                              (2,276)    6,475
                                                            --------  --------

                                                            $   --    $  6,475
                                                            ========  ========


   The accompanying notes are an integral part of these financial statements.

                                          ReserveNet, Inc.
                                    (a Development Stage Company)
                                      Statements of Operations



                                                            For the year ended       October 31, 2000
                                                                December 31,           (Inception) to
                                                         --------------------------    December 31,
                                                            2002           2001          2002
                                                         -----------    -----------    -----------
Revenue                                                  $      --      $      --      $      --
                                                         -----------    -----------    -----------

Expenses:
   General and administrative expenses                         8,751         18,568         29,976
   General and administrative expenses - related party          --              800            800
                                                         -----------    -----------    -----------
     Total expenses                                            8,751         19,368         30,776
                                                         -----------    -----------    -----------

Net (loss)                                               $    (8,751)   $   (19,368)   $   (30,776)
                                                         ===========    ===========    ===========

Weighted average number of
   common shares outstanding - basic and fully diluted     1,900,000      1,704,110
                                                         ===========    ===========

Net (loss) per share - basic and fully diluted           $     (0.00)   $     (0.01)
                                                         ===========    ===========





             The accompanying notes are an integral part of these financial statements.

                                                  3


                                                      ReserveNet, Inc.
                                               (a Development Stage Company)
                                             Statement of Stockholders' Equity




                                                                                        (Deficit)
                                              Common Stock                              Accumulated
                                    --------------------------------   Additional          During             Total
                                                                         Paid-in         Development      Stockholders'
                                        Shares           Amount          Capital            Stage             Equity
                                    ---------------  ---------------  ---------------  ----------------  -----------------
December 2000
    Founders shares                      1,400,000                7            3,493                                3,500

Net (loss)
    October 31, 2000
    (inception) to
    December 31, 2000                                                                           (2,657)            (2,657)
                                    ---------------  ---------------  ---------------  ----------------  -----------------

Balance, December 31, 2000               1,400,000                7            3,493            (2,657)               843

May 2001
    Private offering                       500,000                3           24,997                               25,000

May 2001
    Recapitalization
    adjustment                                                  180             (180)                                   -

Net (loss)
    For the year ended
    December 31, 2001                                                                          (19,368)           (19,368)
                                    ---------------  ---------------  ---------------  ----------------  -----------------

Balance, December 31, 2001               1,900,000              190           28,310           (22,025)             6,475

Net (loss)
    For the year ended
    December 31, 2002                                                                           (8,751)            (8,751)
                                    ---------------  ---------------  ---------------  ----------------  -----------------

Balance, December 31, 2002               1,900,000   $          190   $       28,310   $       (30,776)  $         (2,276)
                                    ===============  ===============  ===============  ================  =================



                         The accompanying notes are an integral part of these financial statements.

                                                             4


                                       ReserveNet, Inc.
                                (a Development Stage Company)
                                   Statements of Cash Flows



                                                             For the year ended  October 31, 2000
                                                                 December 31,     (Inception) to
                                                            --------------------  December 31,
                                                              2002        2001        2002
                                                            --------    --------    --------
Cash flows from operating activities
Net (loss)                                                  $ (8,751)   $(19,368)   $(30,776)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
    (Increase) in due from shareholder                        (1,100)    (18,427)    (19,527)
    Increase in due to shareholder                             3,637      14,940      21,309
    Increase in accounts payable                                 465        --           465
                                                            --------    --------    --------
Net cash (used) by operating activities                       (5,749)    (22,855)    (28,529)
                                                            --------    --------    --------

Cash flows from financing activities
    Issuances of common stock                                   --        25,000      28,500
    Increase in checks issued in excess of available cash         29        --            29
                                                            --------    --------    --------
Net cash provided by financing activities                         29      25,000      28,529
                                                            --------    --------    --------
Net increase (decrease) in cash                               (5,720)      2,145        --
Cash - beginning                                               5,720       3,575        --
                                                            --------    --------    --------
Cash - ending                                               $   --      $  5,720    $   --
                                                            ========    ========    ========

Supplemental disclosures:
    Interest paid                                           $   --      $   --      $   --
                                                            ========    ========    ========
    Income taxes paid                                       $   --      $   --      $   --
                                                            ========    ========    ========



          The accompanying notes are an integral part of these financial statements.

                                              5


                                ReserveNet, Inc.
                          (a Development Stage Company)
                                      Notes


Note 1 - History and organization of the company

The Company was organized October 31, 2000 (Date of Inception) under the laws of the State of Delaware, as ReserveNet, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 100,000,000 shares of its $0.0001 par value common stock.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
-------------------------
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002.

Impairment of long-lived assets
-------------------------------
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002.

Revenue recognition
-------------------
The Company recognizes revenue as earned and cost of sales and expenses as incurred.

Advertising costs
-----------------
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2002.

Loss per share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2002.

Reporting on the costs of start-up activities
---------------------------------------------
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                ReserveNet, Inc.
                          (a Development Stage Company)
                                      Notes

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
------------
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting
-----------------
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent pronouncements
---------------------
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

                                ReserveNet, Inc.
                          (a Development Stage Company)
                                      Notes

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation
------------------------
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Year end
--------
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $30,776 for the period from October 31, 2000 (inception) to December 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management plans to raise additional capital via an equity offering and an officer of the Company has agreed to loan the Company funds as needed to sustain business for a period of twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                ReserveNet, Inc.
                          (a Development Stage Company)
                                      Notes

Note 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                             U.S federal statutory rate      (34.0%)

                             Valuation reserve                34.0%
                                                              -----

                             Total                               -%
                                                              ======

As of December 31, 2002, the Company has a net operating loss carry forwards as follows:

          Year                   Amount                Expiration
          ----                   ------                ----------
          2000                   $ 2,657                  2020
          2001                   $19,368                  2021
          2002                   $ 8,751                  2022

Note 5 - Stockholders' equity

The Company is authorized to issue 100,000,000 shares of its $0.0001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the 20-for-1 forward split.

During December 2000, the Company issued 1,400,000 shares of its $0.0001 par value common stock to an officer and director in exchange for cash in the amount of $3,500.

During May 2001, the Company closed its private offering and sold 500,000 shares of its $0.0001 par value common stock for total cash of $25,000 pursuant to
Section 25110 of the Corporate Securities Law of 1968 under the Rule 260.103 exemption from qualification requirements.

On May 28, 2001, the Company effected a 20-for-1 forward stock split of its $0.0001 par value common stock.

As of December 31, 2002, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of December 31, 2002, there were no warrants or options outstanding to acquire any additional shares of common stock.

                                ReserveNet, Inc.
                          (a Development Stage Company)
                                      Notes



Note 7 - Related party transactions

The Company paid professional fees totaling $300 to an individual, who is shareholder of the Company, during the year ended December 31, 2001.

The Company paid professional fees totaling $500 to an individual, who is an officer and director of the Company, during the year ended December 31, 2001.

As of December 31, 2002, an officer, director and shareholder of the Company is owed a total of $1,782 due to various expenses paid on behalf of the Company.

ITEM 8.   Changes in and Disagreements on Accounting and Financial Disclosures

None.



PART III


ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of The Exchange Act

During the fiscal year ended December 31, 2002, a Form 3, Initial Statement of Beneficial Ownership of Securities, was not timely filed by each of the following officers or directors:

, President & CEO, Director
Rick Collins, Director


ITEM 10.  Executive Compensation

ReserveNet's current officers receive no compensation and have received no restricted stock awards, options, or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between ReserveNet and its executive officers.

The officers currently devote an immaterial amount of time, no more than 10-15% of their time, to manage the affairs of ReserveNet Inc.. The directors and principal officers have agreed to work with no remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to all officers and compensation for directors' participation. The officers and the board of directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $100,000 at each month end. When positive cash flow reaches $30,000 at each month end and appears sustainable, the board of directors will re-address compensation for key personnel and enact a plan at that time which will benefit ReserveNet as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries, if any.



ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information on the ownership of ReserveNet's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of ReserveNet's common stock through the most current date - July 2, 2003:

             Name and                     Amount and
             Address of                   Nature of       Percent
Title        Beneficial                   Beneficial       of Class
Of Class     Owner                        Ownership (a)

Common       Daniel Regidor            1,400,000 shares     73.7%
Common       Rick Collins                      0 shares        0%

Total Shares Owned by Officers
& Directors As a Group                 1,400,000 shares     73.7%

(a) Mr. Regidor originally purchased 140,000 of Founder's Stock at $0.0025 per share for total consideration of $3,500. He subsequently cancelled 50% of his shares to bolster ReserveNet's prospect of attracting additional investors while simultaneously increasing the remaining shareholders' relative percentage interest in ReserveNet Inc. In doing so, Mr. Regidor received no proceeds from ReserveNet for his cancellation of half of his original holdings.


ITEM 12. Certain Relationships and Related Transactions

The principal executive office and telephone number are provided by Mr. Regidor, an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes.



PART IV


ITEM 13. Exhibits  and  Reports  of  Form  8-K

EXHIBITS

     The following exhibits are incorporated into this Form 10-KSB Annual
Report:

  EXHIBIT NO.           DESCRIPTION

                        Articles of Incorporation*
                        Bylaws*

------------
* previously filed with the Company's Form SB-2 on May 14, 2002 and is hereby incorporated into this filing by reference.

Item 14.  Controls  and  Procedures

Under the supervision and with the participation of the management of the Company, including the chief executive officer and chief financial officer, the Company has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the chief executive officer and chief financial officer within the last 90 days. Based on such evaluations, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective. There have been no significant changes in the system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the chief executive officer and chief financial officer.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESERVENET, INC.
(Registrant)

Date: July 2, 2003

By: /s/ Daniel Regidor
    -------------------
    Daniel Regidor
    President, Chief Executive Officer,
    Chief Financial Officer and Director



Date:  July 2, 2003

By: /s/ Rick Collins
    ----------------
    Rick Collins
    Director

CERTIFICATIONS

I, Daniel Regidor, President, Chief Executive Officer, Chief Financial Officer and Director of ReserveNet, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  July 2, 2003

By: /s/ Daniel Regidor
-----------------------------
President, Chief Executive Officer,
Chief Financial Officer and Director

CERTIFICATIONS

I, Rick Collins, Director of ReserveNet, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 2, 2003

By: /s/ Rick Collins
    ----------------
    Rick Collins
    Director

                 CERTIFICATION PURSUANT TO 18 U.S.C. SEC. 1350
                  (SECTION 906 OF SARBANES-OXLEY ACT OF 2002)

                             ReserveNet, Inc.

     In connection with the Annual Report of, ReserveNet Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel Regidor, President, Chief Executive Officer, Chief Financial Officer and Director of the Company, hereby certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  July 2, 2003

By:  /s/ Daniel Regidor
     ----------------------------------
     Daniel Regidor, President, Chief Executive Officer,
     Chief Financial Officer and Director



                                ReserveNet, Inc.

     In connection with the Annual Report of, ReserveNet Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rick Collins, Director of the Company, hereby certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  July 2, 2003

By: /s/ Rick Collins
    ----------------
        Rick Collins
        Director