Form 10QSB
period 2003-03-31
RESERVENET INC
filed 2003-08-01
CIK 1157688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2003, the following shares of common were outstanding: Common Stock, par value of $0.0001, 1,900,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes X No



PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2003 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

Beckstead and Watts, LLP
---------------------
Certified Public Accountants
                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
ReserveNet, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of ReserveNet, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and for the period October 31, 2000 (Inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period October 31, 2000 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of ReserveNet, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated July 3, 2003, we expressed an unqualified opinion on those financial statements.



July 25, 2003

                                ReserveNet, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                      as of
                                 March 31, 2003

                                       and

                            Statements of Operations
                           for the Three Months Ended
                            March 31, 2003 and 2002,
                                       and
                                 for the Period
                 October 31, 2000 (Inception) to March 31, 2003

                                       and

                                   Cash Flows
                           for the Three Months Ending
                            March 31, 2003 and 2002,
                                       and
                                 for the Period
                 October 31, 2000 (Inception) to March 31, 2003

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

                                ReserveNet, Inc.
                          (a Development Stage Company)
                                  Balance Sheet


                                                                    (unaudited)
                                                                   September 30,
                                                                       2002
                                                                   -------------
Assets

Current assets:
    Cash and equivalents                                             $    136
                                                                     --------
      Total current assets                                                136
                                                                     --------

                                                                     $    136
                                                                     ========

Liabilities and Stockholders' Equity

Current liabilities:
    Due to shareholder                                               $  1,032
                                                                     --------
      Total current liabilities                                         1,032
                                                                     --------

Stockholders' equity:
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 1,900,000 shares issued and outstanding                 190
    Additional paid-in capital                                         28,310
    (Deficit) accumulated during development stage                    (29,396)
                                                                     --------
                                                                         (896)
                                                                     --------

                                                                     $    136
                                                                     ========




                                                          ReserveNet, Inc.
                                                    (a Development Stage Company)
                                                             (unaudited)
                                                      Statements of Operations


                                                             Three Months Ending         Nine Months Ending
                                                                September 30,               September 30,          October 31, 2000
                                                         --------------------------   --------------------------    (Inception) to
                                                            2002           2001           2002          2001      September 30, 2002
                                                         -----------    -----------   -----------    -----------  ------------------

Revenue                                                  $      --      $      --     $      --      $      --     $      --
                                                         -----------    -----------   -----------    -----------   -----------

Expenses:
   General and administrative expenses                         1,605          5,544         6,871         13,558        28,096
   General and administrative expenses - related party          --              300           500            300         1,300
                                                         -----------    -----------   -----------    -----------   -----------
     Total expenses                                            1,605          5,844         7,371         13,858        29,396
                                                         -----------    -----------   -----------    -----------   -----------

Net (loss)                                               $    (1,605)   $    (5,844)  $    (7,371)   $   (13,858)  $   (29,396)
                                                         ===========    ===========   ===========    ===========   ===========

Weighted average number of
   common shares outstanding - basic and fully diluted     1,900,000      1,900,000     1,900,000      1,735,165
                                                         ===========    ===========   ===========    ===========

Net (loss) per share - basic & fully diluted             $     (0.00)   $     (0.00)  $     (0.00)   $     (0.01)
                                                         ===========    ===========   ===========    ===========



                                              ReserveNet, Inc.
                                       (a Development Stage Company)
                                                (unaudited)
                                          Statements of Cash Flows


                                                           Nine Months Ending
                                                              September 30,               October 31, 2000
                                                      -----------------------------       (Inception) to
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Related party transactions

As of March 31, 2003, an officer, director and shareholder of the Company is owed a total of $1,782 due to various expenses paid on behalf of the Company.

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

For the three months ended March 31, 2003 operating expenses were $113 compared to $2,651 for the comparable period in 2002. These amounts represent Net Losses for the company that will provide tax credits to offset Net Income in future periods. As a result of the lack of operating capital, efforts were made to decrease spending in all categories including travel, postage, communications, and other general and administrative expenses.

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

RESERVENET, INC.
(Registrant)

Date: July 31, 2003

By: /s/ Daniel Regidor
    ----------------
      Daniel Regidor
      President, CEO, Director