Form 10QSB
period 2003-06-30
RESERVENET INC
filed 2003-08-14
CIK 1157688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2003, the following shares of common were outstanding: Common Stock, par value of $0.0001, 1,900,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes X No

PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the period ended June 30, 2003 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Beckstead and Watts, LLP
Certified Public Accountants
                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
ReserveNet, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of ReserveNet, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2003 and the related statements of operations for the three-months and six-months ended June 30, 2003 and 2002 and for the period October 31, 2000 (Inception) to June 30, 2003, and statements of cash flows for the six-months ended June 30, 2003 and 2002 and for the period October 31, 2000 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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



August 11, 2003

                                ReserveNet, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                      as of
                                  June 30, 2003

                                       and

                            Statements of Operations
                    for the Three Months and Six Months Ended
                             June 30, 2003 and 2002,
                                       and
                                 for the Period
                  October 31, 2000 (Inception) to June 30, 2003

                                       and

                                   Cash Flows
                            for the Six Months Ending
                             June 30, 2003 and 2002,
                                       and
                                 for the Period
                  October 31, 2000 (Inception) to June 30, 2003

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

                                ReserveNet, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)


                                                                        June 30,
                                                                         2003
                                                                       --------
Assets

Current assets:
     Cash                                                              $  1,022
                                                                       --------
         Total current assets                                             1,022
                                                                       --------

                                                                       $  1,022
                                                                       ========

Liabilities and Stockholders' Equity

Current liabilities:
     Due to shareholder                                                $  5,282
                                                                       --------
         Total current liabilities                                        5,282
                                                                       --------

Stockholders' equity:
     Common stock, $0.0001 par value, 100,000,000 shares
         authorized, 1,900,000 shares issued and outstanding                190
     Additional paid-in capital                                          28,310
     (Deficit) accumulated during development stage                     (32,760)
                                                                       --------
                                                                         (4,260)
                                                                       --------

                                                                  $       1,022
                                                                       ========


The accompanying notes are an integral part of these financial statements.


                                                          ReserveNet, Inc.
                                                    (a Development Stage Company)
                                                      Statements of Operations
                                                             (unaudited)


                                                             Three Months Ending            Six Months Ending
                                                                  June 30,                       June 30,           October 31, 2000
                                                          --------------------------    --------------------------  (Inception) to
                                                              2003           2002          2003           2002       June 30, 2003
                                                          -----------    -----------    -----------    -----------    -----------
Revenue                                                   $      --      $      --      $      --      $      --      $      --
                                                          -----------    -----------    -----------    -----------    -----------

Expenses:
    General and administrative expenses                         1,871          2,615          1,984          5,266         31,960
    General and administrative expenses - related party          --              500           --              500            800
                                                          -----------    -----------    -----------    -----------    -----------
       Total expenses                                           1,871          3,115          1,984          5,766         32,760
                                                          -----------    -----------    -----------    -----------    -----------

Net (loss)                                                $    (1,871)   $    (3,115)   $    (1,984)   $    (5,766)   $   (32,760)
                                                          ===========    ===========    ===========    ===========    ===========

Weighted average number of
    common shares outstanding - basic and fully diluted     1,900,000      1,900,000      1,900,000      1,900,000
                                                          ===========    ===========    ===========    ===========


Net (loss) per share - basic & fully diluted              $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                          ===========    ===========    ===========    ===========




The accompanying notes are an integral part of these financial statements.


                                          ReserveNet, Inc.
                                    (a Development Stage Company)
                                      Statements of Cash Flows
                                             (unaudited)


                                                                 Six Months Ending
                                                                      June 30,       October 31, 2000
                                                               --------------------  (Inception) to
                                                                 2003        2002     June 30, 2003
                                                               --------    --------   -------------
Cash flows from operating activities
Net (loss)                                                     $ (1,984)   $ (5,766)   $(32,760)
Adjustments to reconcile net (loss) to
     net cash (used) by operating activities:
         (Decrease) in accounts payable                            (465)       --          --
                                                               --------    --------    --------
Net cash provided (used) by operating activities                 (2,449)     (5,766)    (32,760)
                                                               --------    --------    --------

Cash flows from financing activities
     Issuances of common stock                                     --          --        28,500
     (Increase) in due from shareholder                            --        (1,100)    (19,527)
     Increase in due to shareholder                               3,500       1,489      24,809
     (Decrease) in checks issued in excess of available cash        (29)       --          --
                                                               --------    --------    --------
Net cash provided by financing activities                         3,471         389      33,782
                                                               --------    --------    --------

Net increase (decrease) in cash                                   1,022      (5,377)      1,022
Cash - beginning                                                   --         5,720        --
                                                               --------    --------    --------
Cash - ending                                                  $  1,022    $    343    $  1,022
                                                               ========    ========    ========

Supplemental disclosures:
     Interest paid                                             $   --      $   --      $   --
                                                               ========    ========    ========
     Income taxes paid                                         $   --      $   --      $   --
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

Note 3 - Related party transactions

As of June 30, 2003, an officer, director and shareholder of the Company is owed a total of $5,282 due to various expenses paid on behalf of the Company.

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

For the six months ended June 30, 2003 operating expenses were $1,871 compared to $3,115 for the comparable period in 2002. These amounts represent Net Losses for the company that will provide tax credits to offset Net Income in future periods. As a result of the lack of operating capital, efforts were made to decrease spending in all categories including travel, postage, communications, and other general and administrative expenses. The company had relied upon its founder to provide capital to fund its limited operations for at least the last six months.

Liquidity

ReserveNet's founder has provided financing for the short-term operating needs of the Company. The Company hopes to raise additional capital through a private placement equity offering, public equity offering or debt offering. The net proceeds of the capital raised would be allocated to fund product development and operations. The ability of the company to secure financing, however, will affect its status as a going concern. There can be no guarantee or assurance that the Company would be successful in raising additional proceeds. If additional financing cannot be secured, ReserveNet, Inc. would be unlikely to progress its business plan. The Company has and continues to rely on its founder to finance its limited operations. He has not provided any guarantees or assurances that he would continue to provide ReserveNet with additional financing. In the event that management anticipates a deficiency in working capital, the officers may elect to suspend its business until sufficient financing is secured, market its intellectual property, or cease operations entirely.

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

RESERVENET, INC.
(Registrant)

Date: August 14, 2003

By: /s/ Daniel Regidor
    ----------------
      Daniel Regidor
      President, CEO, Director