Form 10QSB/A
period 2003-03-31
RESERVENET INC
filed 2003-09-08
CIK 1157688

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

RESERVENET, INC.
(Registrant)

Date: July 31, 2003

By: /s/ Daniel Regidor
    ----------------
      Daniel Regidor
      President, CEO, Director

                                RESERVENET, INC.
              CERTIFICATION PURSUANT TO SARBANES-OXLEY SECTION 302

In connection with the Quarterly Report of ReserveNet, Incorporated (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Daniel Regidor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.302, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that to my knowledge::

1. I have reviewed this quarterly report on Form 10-QSB of ReserveNet, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions);

     (a) All significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

Date: July 31, 2003
      -------------

/s/ Daniel Regidor
--------------------------------------
Daniel Regidor
President, Chief Executive Officer, Chief Financial Officer, and Secretary