Form 10QSB/A
period 2003-06-30
RESERVENET INC
filed 2003-09-08
CIK 1157688

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

RESERVENET, INC.
(Registrant)

Date: August 14, 2003

By: /s/ Daniel Regidor
    ----------------
      Daniel Regidor
      President, CEO, Director

                                                                         Exhibit
                                RESERVENET, INC.
              CERTIFICATION PURSUANT TO SARBANES-OXLEY SECTION 302

In connection with the Quarterly Report of ReserveNet, Incorporated (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Daniel Regidor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.302, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that to my knowledge::

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

Date: August 14, 2003
      ----------------

/s/ Daniel Regidor
--------------------------------------
Daniel Regidor
President, Chief Executive Officer, Chief Financial Officer, and Secretary