Form 10QSB
period 2003-09-30
RESERVENET INC
filed 2003-11-19
CIK 1157688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2003, the following shares of common were outstanding: Common Stock, par value of $0.0001, 1,900,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes X No

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the period ended September 30, 2003 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

ReserveNet is a development stage company, whose business plan is to provide consumer reservation services to the restaurant industry. ReserveNet plans to develop a web-based reservation system that allows consumers to place reservations directly with restaurants through the www.ReserveNet.ws website. The company anticipates revenue will be generated through restaurant subscriptions and advertising through its website. Consumers will have the ability to search an interactive database of available restaurant reservations that may be refined to a particular geographic location convenient to the consumer. The search may also be further refined by type of cuisine, average price, and/or favorable restaurant reviews.

ReserveNet currently relies solely upon its Founder to fund on-going operations and support product development. The company has not received any additional financing commitments. There can be no assurance that the founder will continue to provide the company with financial support. Should the founder cease to provide financial support and ReserveNet fails to secure other financing, the company may become dormant or face a significant probability of failure. Even if the ReserveNet were to successfully secure developmental and working capital, the Company faces substantial risks and uncertainties in developing its product, business and establishing itself as a going concern

Results of Operations

The company has not begun its planned operations. Expenditures since inception and for the requisite reporting periods have been General and Administrative in nature. These represent the costs associated with professional fees, phone expenses, small equipment, and expenses related to investor, engineering and strategic partnership meetings, amongst other categories.

For the nine months ended September 30, 2003 operating expenses were $ compared to $ for the comparable period in 2002. These amounts represent Net Losses for the company that will provide tax credits to offset Net Income in future periods. As a result of the lack of operating capital, efforts were made to decrease spending in all categories including travel, postage, communications, and other general and administrative expenses. The company had relied upon its founder to provide capital to fund its limited operations for at least the last nine months.

Liquidity

ReserveNet's founder has provided financing for the short-term operating needs of the Company. The ability of the company to secure additional financing, however, will affect its status as a going concern. There can be no guarantee or assurance that the Company would be successful in securing development and working capital to fund the development of its products and operations. If additional financing cannot be secured, ReserveNet, Inc. would be unlikely to progress its business plan. The Company has and continues to rely on its founder to finance its limited operations. He has not provided any guarantees or assurances that he would continue to provide ReserveNet with additional financing. In the event that management anticipates a deficiency in working capital, the officers may elect to suspend its business until sufficient financing is secured, market its intellectual property, or cease operations entirely.

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

Date: November 19, 2003

By: /s/ Daniel Regidor
    ----------------
      Daniel Regidor
      President, CEO, Director

RESERVENET, INC.
CERTIFICATION PURSUANT TO SARBANES-OXLEY SECTION 302

In connection with the Quarterly Report of ReserveNet, Incorporated (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Daniel Regidor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.302, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that to my knowledge::

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

Date: November 19, 2003
      ---------------

/s/ Daniel Regidor
--------------------------------------
Daniel Regidor
President, Chief Executive Officer, Chief Financial Officer, and Secretary