Form 10QSB/A
period 2003-09-30
RESERVENET INC
filed 2003-11-24
CIK 1157688

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


                                                                   September 30,
                                                                       2003
                                                                   ------------
Assets

Current assets:
    Cash                                                           $       143
                                                                   ------------
      Total current assets                                                 143
                                                                   ------------

                                                                   $       143
                                                                   ============

Liabilities and Stockholders' (Deficit)

Current liabilities:
    Due to shareholder                                             $     6,682
                                                                   ------------
      Total current liabilities                                          6,682
                                                                   ------------

Stockholders' (deficit):
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 1,900,000 shares issued and outstanding                  190
    Additional paid-in capital                                          28,310
    (Deficit) accumulated during development stage                     (35,039)
                                                                   ------------
                                                                        (6,539)
                                                                   ------------

                                                                   $       143
                                                                   ============



See accompanying notes to financial statements.

                                                          ReserveNet, Inc.
                                                    (a Development Stage Company)
                                                      Statements of Operations
                                                             (unaudited)


                                                             Three Months Ending           Nine Months Ending
                                                               September 30,                  September 30,       October 31, 2000
                                                         ---------------------------  ---------------------------- (Inception) to
                                                             2003           2002          2003            2002    September 30, 2003
                                                         -------------  ------------  -------------   ------------  ------------
Revenue                                                  $          -   $         -   $          -    $         -   $         -
                                                         -------------  ------------  -------------   ------------  ------------

Expenses:
   General and administrative expenses                          2,279         1,605          4,263          6,871        34,239
   General and administrative expenses - related party              -             -              -            500           800
                                                         -------------  ------------  -------------   ------------  ------------
     Total expenses                                             2,279         1,605          4,263          7,371        35,039
                                                         -------------  ------------  -------------   ------------  ------------

Net (loss)                                               $     (2,279)  $    (1,605)  $     (4,263)   $    (7,371)  $   (35,039)
                                                         =============  ============  =============   ============  ============

Weighted average number of
   common shares outstanding - basic and fully diluted      1,900,000     1,900,000      1,900,000      1,900,000
                                                         =============  ============  =============   ============

Net (loss) per share - basic & fully diluted             $      (0.00)  $     (0.00)  $      (0.00)   $     (0.00)
                                                         =============  ============  =============   ============




See accompanying notes to financial statements.


                                                     ReserveNet, Inc.
                                              (a Development Stage Company)
                                                 Statements of Cash Flows
                                                       (unaudited)


                                                                       Nine Months Ending
                                                                         September 30,                October 31, 2000
                                                            ----------------------------------------   (Inception) to
                                                                   2003                  2002         September 30, 2003
                                                            ------------------    ------------------   ----------------
Cash flows from operating activities
Net (loss)                                                  $          (4,263)    $          (7,371)   $       (35,039)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
      (Decrease) in accounts payable                                     (465)                    -                  -
                                                            ------------------    ------------------   ----------------
Net cash (used) by operating activities                                (4,728)               (7,371)           (35,039)
                                                            ------------------    ------------------   ----------------

Cash flows from financing activities
    Issuances of common stock                                               -                     -             28,500
    (Increase) decrease in due from shareholder                             -                   755            (19,527)
    Increase in due to shareholder                                      4,900                 1,032             26,209
    (Decrease) in checks issued in excess of available cash               (29)                    -                  -
                                                            ------------------    ------------------   ----------------
Net cash provided by financing activities                               4,871                 1,787             35,182
                                                            ------------------    ------------------   ----------------
Net increase (decrease) in cash                                           143                (5,584)               143
Cash - beginning                                                            -                 5,720                  -
                                                            ------------------    ------------------   ----------------
Cash - ending                                               $             143     $             136    $           143
                                                            ==================    ==================   ================

Supplemental disclosures:
    Interest paid                                           $               -     $               -    $             -
                                                            ==================    ==================   ================
    Income taxes paid                                       $               -     $               -    $             -
                                                            ==================    ==================   ================






See accompanying notes to financial statements.

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

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. An officer of the Company has agreed to loan the Company funds as needed to sustain business for an unspecified period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

As of September 30, 2003, an officer, director and shareholder of the Company is owed a total of $6,682 due to various expenses paid on behalf of the Company.

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


For the nine months ended September 30, 2003 operating expenses were $2,279 compared to $1,605 for the comparable period in 2002. These amounts represent Net Losses for the company that will provide tax credits to offset Net Income in future periods. As a result of the lack of operating capital, efforts were made to decrease spending in all categories including travel, postage, communications, and other general and administrative expenses. The company had relied upon its founder to provide capital to fund its limited operations for at least the last nine months.


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