Form 10KSB
period 2003-12-31
RESERVENET INC
filed 2004-04-07
CIK 1157688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the twelve month period ended December 31, 2003.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At December 31, 2003, the following shares of common were outstanding: Common Stock, par value of $0.0001, 1,900,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes X No

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The audited financial statements of registrant for the period ended December 31, 2003 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

                                ReserveNet, Inc.
                         (A development Stage Company)

                                 Balance Sheets
                                     as of
                           December 31, 2003 and 2002

                                      and

                            Statement of Operations
                          Stockholders' (Deficit), and
                                   Cash Flows
                              for the years ended
                           December 31, 2003 and 2002
                                      and
                               for the period of
                      October 31, 2000 (Date of Inception)
                                    through
                               December 31,2003

                               TABLE OF CONTENTS
                               -----------------


                                                                       Page

Independent Auditors' Report                                            1

Balance Sheets                                                          2

Statement of Operations                                                 3

Statement of Stockholders' (Deficit)                                    4

Statement of Cash Flows                                                 5

Footnotes                                                               6

Beckstead and Watts, LLP
------------------------
Certified Public Accountants
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                             702.362.0540 (fax)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
ReserveNet, Inc.

We have audited the Balance Sheets of ReserveNet, Inc. (the "Company") (A Development Stage Company), as of December 31, 2003 and 2002, and the related Statements of Operations, Stockholders' (Deficit), and Cash Flows for the years then ended and for the period October 31, 2000 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ReserveNet, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended and for the period October 31, 2000 (Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

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



April 6, 2004

                                ReserveNet, Inc.
                          (a Development Stage Company)
                                 Balance Sheets


                                                         December 31,
                                                 ------------------------------
                                                     2003               2002
                                                 -------------     ------------


Assets

Current assets:
   Cash                                          $           -     $         -
                                                 -------------     ------------
      Total current assets                                   -               -
                                                 -------------     ------------

                                                 $           -     $         -
                                                 =============     ============

Liabilities and Stockholders' (Deficit)


Current liabilities:
  Checks issued in excess of available cash      $         113     $         29
  Accounts payable                                         418              465
  Due to shareholder                                     9,254            1,782
                                                 -------------     ------------
    Total current liabilities                            9,785            2,276
                                                 -------------     ------------

Stockholders' (deficit):
  Common stock, $0.0001 par value,
   100,000,000 shares authorized,
   1,900,000 shares issued and outstanding                 190              190
  Additional paid-in capital                            28,310           28,310
  (Deficit) accumulated during development stage       (38,285)         (30,776)
                                                 -------------     ------------
                                                        (9,785)          (2,276)
                                                 -------------     ------------

                                                 $           -     $          -
                                                 =============     ============

                                ReserveNet, Inc.
                         (a Development State Company)
                            Statements of Operations


                                                               October 31, 2002
                                        For the year ended      (Inception) to
                                           December 31,           December 31,
                                ---------------------------
                                   2003              2002             2003
                                ----------       ----------     ---------------
Revenue                         $       -        $        -     $             -
                                ----------       ----------     ---------------
Expenses:
  General and administrative
   expenses                         7,509             8,751              37,485
  General and administrative
   expenses - related party             -                 -                 800
                                ----------       ----------     ---------------
    Total expenses                  7,509             8,751              38,285
                                ----------       ----------     ---------------
Net (loss)                         (7,509)           (8,751)            (38,285)
                                ==========       ==========     ================

Weighted average number of
 common shares outstanding -
 basic and fully diluted        1,900,000        1,900,000
                                ==========       ==========
Net (loss) per share - basic
  and fully diluted             $   (0.00)       $    (0.00)
                                ==========       ==========

                                ReserveNet, Inc.
                          (a Development Stage Company)
                    Statement of Stockholders' Equity (Deficit)



                                                                                (Deficit)
                                                                                Accumulated          Total
                                      Common Stock              Additional        During          Stockholders'
                                                                 Paid-in        Development          Equity
                                Shares           Amount          Capital           Stage            (Deficit)
                            -------------     -------------   -------------    -------------     -------------

December 2000
  Founders shares              1,400,000                 7           3,493                              3,500

Net (loss)
  October 31, 2000
  (inception) to
  December 31, 2000                                                                  (2,657)            (2,657)
                            -------------     -------------   -------------    -------------      ------------

Balance, December 31, 2000     1,400,000                 7           3,493           (2,657)              843


May 2001
  Private offering               500,000                 3          24,997                             25,000


May 2001
  Recapitalization
  adjustment                                           180            (180)                                 -

Net (loss)
 For the year ended
 December 31, 2001                                                                  (19,368)           (19,368)
                            -------------     -------------   -------------    -------------      ------------

Balance, December 31, 2001     1,900,000               190          28,310          (22,025)            6,475

Net (loss)
  For the year ended
  December 31, 2002                                                                  (8,751)           (8,751)
                            -------------     -------------   -------------    -------------      ------------

Balance, December 31, 2002     1,900,000               190          28,310          (30,776)           (2,276)


Net (loss)
  For the year ended
  December 31, 2003                                                                  (7,509)           (7,509)
                            -------------     -------------   -------------    -------------      ------------


Balance, December 31, 2003     1,900,000      $        190    $      28,310    $    (38,285)      $     (9,785)
                            =============     =============   =============    ==============     ============

                              ReserveNet, Inc.
                         (a Development State Company)
                            Statements of Cash Flow


                                                               October 31, 2002
                                        For the year ended      (Inception) to
                                           December 31,           December 31,
                                   ------------------------
                                       2003         2002             2003
                                   ----------    ----------     ----------------
Cash flows from operating
 activities
Net (loss)                        $  (7,509)     $  (8,751)     $       (38,285)
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
 Increase (decrease) in accounts
 payable                                (47)           465                  418
                                   ----------    ----------     ---------------
Net cash (used) by
 operating activities                (7,556)        (8,286)             (37,867)
                                   ----------    ----------     ----------------
Cash flows from financing
 activities
  Decrease (increase) in due
   from shareholder                  19,527         (1,100)                   -
  Increase (decrease) in due
   to shareholder                   (12,055)         3,637                9,254
  Issuances of common stock               -              -               28,500
  Increase in checks issued in
   excess of available cash              84             29                  113
                                   ----------    ----------     ----------------
Net cash provided by financing
 activities                           7,556          2,566               37,867
                                   ----------    ----------     ----------------

Net (decrease) in cash                    -         (5,720)                   -
Cash - beginning                          -          5,720                    -
                                   ----------    ----------     ----------------
Cash - ending                      $      -      $       -      $             -
                                   ==========    ==========     ================

Supplemental disclosures:
  Interest paid                    $      -      $       -      $             -
                                   ==========    ==========     ================
  Income taxes paid                $      -      $       -      $             -
                                   ==========    ==========     ================

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

Note 2 - Accounting policies and procedures

Cash and cash equivalents
-------------------------
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

Impairment of long-lived assets
-------------------------------
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003 and 2002.

Revenue recognition
-------------------
The Company recognizes revenue as earned and cost of sales and expenses as incurred.

Advertising costs
-----------------
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2003 and 2002.

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2003 and 2002.

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

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include checks issued in excess of available cash, accounts payable and due to shareholder. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $38,285 for the period from October 31, 2000 (inception) to December 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management plans to raise additional capital via an equity offering and an officer of the Company has agreed to loan the Company funds as needed to sustain business for a period of twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                      U.S federal statutory rate      (34.0%)

                      Valuation reserve                34.0%
                                                       -----

                      Total                               -%
                                                      ======

As of December 31, 2003, the Company has a net operating loss carry forwards as follows:

          Year                   Amount                Expiration
          ----                   ------                ----------
          2000                  $  2,657                  2020
          2001                  $ 19,368                  2021
          2002                  $  8,751                  2022
          2003                  $  7,509                  2023

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

As of December 31, 2003, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of December 31, 2003 and 2002, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Related party transactions

The Company paid professional fees totaling $300 to an individual, who is shareholder of the Company, during the year ended December 31, 2001.

The Company paid professional fees totaling $500 to an individual, who is an officer and director of the Company, during the year ended December 31, 2001.

As of December 31, 2003 and 2002, an officer, director and shareholder of the Company is owed a total of $9,254 and $1,782, respectively, due to various expenses paid on behalf of the Company.

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

ReserveNet currently relies solely upon its Founder to fund on-going operations and support product development. The company has not received any additional financing commitments. There can be no assurance that the founder will continue to provide the company with financial support. Should the founder cease to provide financial support and ReserveNet fails to secure other financing, the company may become dormant or face a significant probability of failure. Even if ReserveNet Inc. were to successfully secure developmental and working capital, the Company faces substantial risks and uncertainties in developing its product, business and establishing itself as a going concern

Results of Operations

The company has not begun its planned operations. Expenditures since inception and for the requisite reporting periods have been General and Administrative in nature. These represent the costs associated with professional fees, general and administrative expenses which include but are not limited to, phone expenses, small equipment, and expenses related to investor, engineering and strategic partnership meetings, amongst other categories.

For the twelve months ended December 31, 2003 operating expenses were $7,091 compared to $8,751 for the comparable period in 2002. These amounts represent Net Losses for the company that will provide tax credits to offset Net Income in future periods. As a result of the lack of operating capital, efforts were made to decrease spending in all categories including travel, postage, communications, and other general and administrative expenses. The company had relied upon its founder to provide capital to fund its limited operations for at least the last twelve months.

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

RESERVENET, INC.
(Registrant)

Date: April 7, 2004

By: /s/ Daniel Regidor
    ----------------
    Daniel Regidor
    President, CEO, Director