Form 10QSB
period 2004-03-31
RESERVENET INC
filed 2004-06-08
CIK 1157688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the three-month period ended March 31, 2004.

                         Commission File No: 333-68312

                                RESERVENET, INC.
                     (Name of small business in its charter)

                 DELAWARE                                    94-3381088
(State or other jurisdiction of Incorporation)         (IRS Employer Id. No.)

    3701 Sacramento St. #323
    San Francisco, CA                                         94118
(Address of Principal Office)                               (Zip Code)

                    Issuer's telephone number: (415) 752-2578

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2004, the following shares of common were outstanding: Common Stock, par value of $0.0001, 1,900,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes X No

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The reviewed financial statements of registrant for the period ended March 31, 2004 follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

                               ReserveNet, Inc.
                        (A Development Stage Company)

                                Balance Sheet
                                    as of
                                March 31, 2004

                                     and

                           Statements of Operations
                          for the Three Months Ended
                           March 31, 2004 and 2003,
                                    and
                               for the Period
               October 31, 2000 (Inception) to March 31, 2004

                                    and

                                Cash Flows
                      for the Three Months Ending
                        March 31, 2004 and 2003,
                                   and
                             for the Period
            October 31, 2000 (Inception) to March 31, 2004


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

Board of Directors
ReserveNet, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of ReserveNet, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003 and for the period October 31, 2000 (Inception) to March 31, 2004, and statements of cash flows for the three-months ended March 31, 2004 and 2003 and for the period October 31, 2000 (Inception) to March 31, 2004.
These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of ReserveNet, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 6, 2004, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP
----------------------------
June 2, 2004

                                 ReserveNet, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                                    (unaudited)

                                                            March 31,
                                                              2004
                                                            --------
Assets

Current assets
 Cash and equivalents                                    $       789
  Total current assets                                           789
                                                            --------
                                                         $       789
                                                            ========
Liabilities and Stockholders' (Deficit)

Current liabilities:
 Accounts payable                                        $     1,943
 Due to shareholder                                           14,336
                                                            --------
  Total current liabilities                                   16,279
                                                            --------

Stockholders' (deficit):
 Common stock, $0.0001 par value, 100,000,000 shares
  authorized, 1,900,000 shares issued and outstanding            190
 Additional paid-in capital                                   28,310
 (Deficit) accumulated during development stage              (43,990)
                                                            --------
                                                             (15,490)
                                                            --------

                                                         $       789
                                                            ========

The accompanying notes are an integral part of these financial statements.

                                ReserveNet, Inc.
                         (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                   Three Months Ending    October 31, 2000
                                         March 31,         (Inception) to
                                      2004      2003       March 31, 2004
                                   --------  ---------    ----------------

Revenue                            $      -  $       -    $             -
                                   --------  ---------    ----------------
Expenses:
 General and
   administrative expenses            5,705        113             43,190
 General and administrative
   expenses - related party               -          -                800
                                   --------  ---------    ----------------
  Total expenses                      5,705        113             43,990
                                   --------  ---------    ----------------

Net (loss)                         $ (5,705) $    (113)   $       (43,990)
                                   ========  =========    ================

Weighted average number of
 common shares outstanding -
 basic and fully diluted          1,900,000  1,900,000

Net (loss) per share -
 basic and fully diluted             $  (0.00)  $  (0.00)


The accompanying notes are an integral part of these financial statements.

                                  ReserveNet, Inc.
                            (a Development Stage Company)
                              Statements of Cash Flows
                                    (unaudited)

                                     Three Months Ending   October 31, 2000
                                           March 31,        (Inception) to
                                     2004           2003     March 31, 2004
                                     ---------  --------   ----------------
Cash flows from operating activities
Net (loss)                           $  (5,705) $   (113)  $       (43,990)
 Increase in accounts payable            1,525         -             1,943
                                     ---------  --------   ----------------
Net cash (used) by
 operating activities                   (4,180)     (113)          (42,047)
                                     ---------  --------   ----------------

Cash flows from financing activities
 Increase (decrease) in checks
   issued in excess of available cash     (113)      113                 -
 Increase in due to shareholder          5,082         -            14,336
 Issuances of common stock                   -         -            28,500
                                     ---------  --------   ----------------
Net cash provided by
 financing activities                    4,969       113            42,836
                                     ---------  --------   ----------------

Net increase in cash                       789         -               789
Cash - beginning                             -         -                 -
                                     ---------  --------   ----------------
Cash - ending                        $     789  $      -   $           789
                                     =========  ========   ================

Supplemental disclosures:
 Interest paid                       $       -  $      -   $             -
                                     =========  ========   ================

 Income taxes paid                   $       -  $      -   $             -
                                     =========  ========   ================

The accompanying notes are an integral part of these financial statements.


<PAGE)
                                  ReserveNet, Inc.
                           (a Development Stage Company)
                                      Notes

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2003 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Related party transactions

As of March 31, 2004, an officer, director and shareholder of the Company is owed a total of $14,336 due to various expenses paid on behalf of the Company.

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

Note 4 - Subsequent events

On April 12, 2004, the Company entered into a letter of intent with Gateway Entertainment Group, Inc. (GEG). The terms proposed are the president of the Company will cancel 800,000 shares of the Company's $0.001 par value common stock and then perform a 48:1 forward split of shares prior to the close of the merger. Upon the close, the Company will issue 26 million shares of the Company's $0.001 par value common stock to GEG.

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

ReserveNet currently relies solely upon its Founder to fund on-going operations and support product development. The company has not received any additional financing commitments. There can be no assurance that the founder will continue to provide the company with financial support. Should the founder cease to provide financial support and ReserveNet fails to secure other financing, the company may become dormant or face a significant probability of failure. Even if ReserveNet were to successfully secure developmental and working capital, the Company faces substantial risks and uncertainties in developing its product, business and establishing itself as a going concern

Recently, ReserveNet was presented with an unsolicited offer calling for the potential acquisition by the Company of Gateway Entertainment Group Inc. ("GEG"). GEG Inc. is a private company that is seeking to develop a gaming lifestyle broadcasting business strategy and possibly enter the cable market. Because ReserveNet has not been successful to date in raising sufficient capital to take its business plan to an operational level, the Company believes that the GEG offer may provide the potential for ReserveNet to better establish itself as a going concern under an entirely new business plan. On April 30, 2004, the Board accepted the GEG proposal and is still working through the proposal.

Under the proposed agreement, ReserveNet's founder will be required to cancel all but 600,000 shares held by him. The Company's shares would then be forward split on a 48:1 basis. The proposal then provides for the issuance of 26 million new shares to acquire all the outstanding shares of GEG if and when the transaction is completed. Additionally, ReserveNet will add one additional seat on its Board of Directors, from two to three directors. It is expected that existing Board member, Rick Collins, will resign and the two open director positions will be appointed to designees from GEG. As of the date of this filing, no date has been determined to finalize this merger's closing.

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

For the three months ended March 31, 2004 operating expenses were $5,705 compared to $113 for the comparable period in 2003. These amounts represent Net Losses for the company that will provide tax credits to offset Net Income in future periods. As a result of the lack of operating capital, efforts were made to decrease spending in all categories including travel, postage, communications, and other general and administrative expenses. The company had relied upon its founder to provide capital to fund its limited operations for at least the last twelve months.

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

RESERVENET, INC.
(Registrant)

Date: June 4, 2004

By: /s/ Daniel Regidor
    ----------------
      Daniel Regidor
      President, CEO, Director

Exhibit 99.1

                             RESERVENET, INC.
          CERTIFICATION PURSUANT TO SARBANES-OXLEY SECTION 1350,

In connection with the Quarterly Report of ReserveNet, Incorporated (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Daniel Regidor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  June 4, 2004
       ------------

/s/ Daniel Regidor
------------------
Daniel Regidor
President, Chief Executive Officer, Chief Financial Officer, and Secretary

 Exhibit 99.2

                                RESERVENET, INC.
              CERTIFICATION PURSUANT TO SARBANES-OXLEY SECTION 302

In connection with the Quarterly Report of ReserveNet, Incorporated (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Daniel Regidor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.302, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

I, Daniel Regidor certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of ReserveNet Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 4, 2004        By: /s/ Daniel Regidor
                              ------------------
                             Chief Executive Officer, Chief Financial Officer