Form 10QSB
period 2004-06-30
OUVO, INC.
filed 2006-02-08
CIK 1157688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-49838

OUVO, INC.
(Formerly "Casino Entertainment Television, Inc.")
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3381088 (IRS Employer Identification Number)

1403 East 900 South, Salt Lake City, Utah 84105
(Address of Principal Executive Office)          (Zip Code)

(604) 725-4160
(Registrant’s telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                   No     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The number of issued and outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of February 7, 2006 was 8,000,000.

TABLE OF CONTENTS

Page

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheet - June 30, 2004 (unaudited)	4
Consolidated Statements of Operations - three and six months ended June 30, 2004 and 2003 and the period since incorporation March 13, 1991 to June 30, 2004 (unaudited)	5
Consolidated Statements of Cash Flows - six months ended June 30, 2004 and 2003 and the period since incorporation March 31, 1991 to June 30, 2004 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS	17
ITEM 3. CONTROLS AND PROCEDURES	21
PART II. - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	22
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	22
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22
ITEM 5. OTHER INFORMATION	22
ITEM 6. EXHIBITS	23
SIGNATURES	24
INDEX TO EXHIBITS	25

PART I...FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the terms “Company,” “our,”, “we,” and “us” refer to Ouvo, Inc., (formerly “Casino Entertainment Television, Inc.”) a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in the Form 10-QSB reflect all adjustment (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operation for the periods presented are not necessarily indicative of the results to be expected for the full year.

Ouvo, Inc.                                                                                                Statement 1
(Formerly Casino Entertainment Television, Inc.)
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheet
(Unaudited)

                                                                                                            June 30,
ASSETS                                                                                                          2004
------------------------------------------------------------------------------------------------ ---- ----------------
Current
    Cash                                                                                         $                84
    Assets held for sale and in discontinued operations                                                      100,226
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
Total Assets                                                                                     $           100,310
------------------------------------------------------------------------------------------------ ---- ----------------
------------------------------------------------------------------------------------------------ ---- ----------------

LIABILITIES
------------------------------------------------------------------------------------------------ ---- ----------------
Current
    Liabilities held for sale and in discontinued operations                                     $            18,679

Loan payable                                                                                                 100,000
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
Total Liabilities                                                                                            118,679
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------

STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------------------------ ---- ----------------
Capital Stock
    Common stock
      Authorized:  100,000,000 shares with $0.0001 par value
      Issued and outstanding:  78,800,000                                                                      7,880
      Additional paid-in capital                                                                              43,401
Deficit - accumulated during the development stage                                                           (69,650)
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
                                                                                                             (18,369)
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
Total Liabilities and Stockholders' Deficiency                                                   $           100,310
------------------------------------------------------------------------------------------------ ---- ----------------

                                            - See Accompanying Notes -

OUVO, INC.                                                                                                Statement 2
(Formerly Casino Entertainment Television, Inc.)
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Operations
(Unaudited)

                                                                                                                 From
                                                                                                         Incorporation
                                                                                                            March 13,
                                        For the Three    For the Three     For the Six      For the Six       1991 to
                                    Months Ended June     Months Ended    Months Ended     Months Ended      June 30,
                                             30, 2004    June 30, 2003   June 30, 2004    June 30, 2003          2004
---------------------------------- ------------------- ---------------- --------------- ---------------- -------------
-----------------------------------

Loss from continuing operations     $              -   $            -  $            -  $             -  $            -

Loss from discontinued operations            (5,458)          (1,782)          (8,939)          (3,562)          (69,650)
                                    --- ------------- --- ------------ -- ------------ -- ------------- --- -----------
                                    --- ------------- --- ------------ -- ------------ -- ------------- --- -----------

Loss for the Period                 $        (5,458)   $      (1,782)  $       (8,939) $        (3,562) $        (69,650)
----------------------------------- --- ------------- --- ------------ -- ------------ -- ------------- --- -----------

Loss per Share - Basic and diluted
   Loss from continuing operations  $          (0.00) $          (0.00)$          (0.00)$          (0.00)
   Loss from discontinued
      operations                               (0.00)            (0.00)           (0.00)           (0.00)
                                    --- ------------- -- ------------- -- ------------- -- ------------- -- -----------
                                    --- ------------- -- ------------- -- ------------- -- ------------- -- -----------
   Loss for the Period              $          (0.00) $          (0.00)$          (0.00)$          (0.00)
----------------------------------- --- ------------- -- ------------- -- ------------- -- ------------- -- -----------
                                    --- ------------- -- ------------- -- ------------- -- ------------- -- -----------

Weighted Average Shares
   Outstanding                            28,901,099       26,000,000      27,450,549       26,000,000
----------------------------------- --- ------------- -- ------------- -- ------------- -- ------------- -- -----------

                                            - See Accompanying Notes -

OUVO, INC.                                                                                                Statement 3
(Formerly Casino Entertainment Television, Inc.)
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Cash Flows
(Unaudited)

                                                                                                                From
                                                                    For the Six        For the Six    Incorporation,
                                                                         Months             Months    March 13, 1991
                                                                          Ended  0           Ended 2003           to
                                                                       June 30, 2 04      June 30,     June 30, 2004
-------------------------------------------------------------- ------------------ ----------------- ------------------
Operating Activities

    Loss for the period                                        $          (8,939) $         (3,562) $        (69,650)
    Less: loss from discontinued operations                                8,939             3,562            69,650
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
    Loss from continuing operations                                            -                 -                 -
                                                               -- --------------- -- -------------- -- ---------------
         Net cash used in operating activities                                 -                 -                 -
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------

Investing Activities

     Net monetary liabilities acquired - Gateway                          (3,130)                -            (3,130)
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
         Net cash used in investing activities                            (3,130)                -            (3,130)
                                                               -- --------------- -- -------------- -- ---------------

Financing Activities

    Share issuances                                                            -                 -               100
    Loan from non-related party                                          100,000                 -           100,000
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
         Net cash used in financing activities                           100,000                 -           100,100
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------

         Net cash used in discontinued operations                        (96,786)           (5,931)          (96,886)
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------

Net Increase (Decrease) in Cash                                               84            (5,931)               84
    Cash - Beginning of period                                                 -             5,931                 -
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
         Cash - End of Period                                  $              84  $              -  $             84
-------------------------------------------------------------- -- --------------- -- -------------- -- ---------------
                                                                                                    -- ---------------

Supplemental Schedule of Non-cash Investing and Financing
   Activities
    Shares issued for acquisition of Gateway                   $          (3,130) $              -  $         (3,130)
    Forgiveness of shareholder loan                            $          54,311  $              -  $         54,311
-------------------------------------------------------------- -- --------------- -- -------------- -- ---------------

                                            - See Accompanying Notes -

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     JUNE 30, 2004

1. Organization, Going Concern and Discontinued Operations

         Organization

Ouvo, Inc. (formerly Casino Entertainment Television, Inc., and ReserveNet, Inc.) (“the Company”) was incorporated on 16 November 2000, under the laws of the State of Delaware with an authorized capital of 100,000,000 shares of $0.0001 par value common stock.

On April 30, 2004, the Company entered into a Share Exchange Agreement (“Agreement” or “RTO”) with Gateway Entertainment Group, Inc. (“Gateway”), a New Jersey corporation, wherein the Company agreed to issue to the shareholders of Gateway 26,000,000 shares in exchange for the 1,000 shares that constituted all the issued and outstanding shares of Gateway. On June 25, 2004, Gateway completed the reverse acquisition under the Agreement with the Company. Immediately before the date of the RTO, the Company had 100,000,000 shares authorized and 1,100,000 shares of common stock issued and outstanding. The Company then forward-split its common shares on a 48:1 basis resulting in a pre RTO balance of 52,800,000 common shares. The total issued and outstanding shares after completing the RTO was 78,800,000 common shares.

Immediately after the RTO, the management of Gateway took control of the board and officer positions of the Company, constituting a change of control. Because the former owners of Gateway gained control of the Company, the transaction would normally have been considered a purchase by Gateway. However, since the Company was not a business, the transaction was not considered to be a business combination. Instead, the transaction was accounted for as a recapitalization of Gateway and the issuance of stock by Gateway (represented by the outstanding shares of the Company) for the assets and liabilities of the Company. The value of the net assets (liabilities) of the Company acquired by Gateway is the same as their historical book value, being $(3,130).

Gateway was incorporated on March 13, 1991, under the laws of the State of New Jersey with an authorized capital of 200,000 shares of no par value common stock. The accompanying financial statements are the historical financial statements of Gateway.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions in Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 13, 2004. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     JUNE 30, 2004

    1.        Organization, Going Concern and Discontinued Operations – Continued

The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. In response to these conditions, management intends to raise additional funds through future equity or debt financings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Going Concern and Liquidity Considerations

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Other than the Gateway reverse acquisition, the Company currently has no commercial operations or other assets. To date its activities have been organizational in nature and as a result it must be considered to be in its developmental stage. The Company has no employees, owns no business assets, technology or real estate and since inception has been primarily concerned with searching for a business opportunity and raising its initial capital.

         Discontinued Operations

Subsequent to the period end, the Company decided to discontinue its operations with respect to the gaming industry (Note 6c). All operating activities related to the discontinued operations were carried out by the Company’s legal subsidiary, Gateway. The decision to discontinue this component was made by management due to the Company’s desire to shift its business focus to other unrelated opportunities. The Company has accounted for this discontinuance as discontinued operations in accordance with SFAS No. 144. Accordingly, the Company’s Gaming related operations are reflected as discontinued operations in these financial statements.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     JUNE 30, 2004

2. Significant Accounting Policies

         a) Fiscal Period

        The Company’s fiscal year ends on December 31.

         b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

    c)        Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating an emerging business, including the potential risk of business failure.

         d) Development Stage Company

The Company is a development stage company as defined by Financial Accounting Standard No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

         e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

         f) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable. Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     JUNE 30, 2004

2. Significant Accounting Policies — Continued

    g)        Impairment of long-lived assets and accounting for discontinued operations

Long-lived assets that are “held and used” are assessed for impairment when events or circumstances indicate the carrying amount of the asset may not be recoverable. If the asset’s net carrying value exceeds the asset’s net undiscounted cash flows expected to be generated over its remaining useful life, the carrying amount of the asset is reduced to its estimated fair value, pursuant to the measurement criteria of Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted SFAS 144 as of January 1, 2002. In the Statement of Cash Flows, the amounts related to businesses with assets and liabilities held for sale and in discontinued operations are not segregated, as permitted by Statement of Financial Accounting Standards No. 95, Statement of Cash Flows.

In accordance with SFAS 144, the Company includes in assets and liabilities held for sale and in discontinued operations the assets and liabilities that meet certain criteria with respect to the Company’s plans for their sale or abandonment. Depreciation and amortization cease when the asset meets the criteria to be classified as held for sale. If (1) a planned or completed disposal involves a component (disposal group) of the Company whose operations and cash can be distinguished operationally and for financial reporting purposes; (2) such operations and cash flows will be (or have been) eliminated from the Company’s ongoing operations; and (3) the Company will not have any significant continuing involvement in the disposal group, then the disposal group’s results of operations are presented as discontinued operations for all periods. Operating losses from discontinued operations are recognized in the period in which they occur. Long-lived assets (or groups of assets and related liabilities) classified as held for sale, are measured at the lower of carrying amount or fair value less cost to sell.

         h) Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service, or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     JUNE 30, 2004

2. Significant Accounting Policies – Continued

         i) Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

         j) Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

    k)        Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” and interpreted by FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25.” This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirements under SFAS No. 123, are required to be presented.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     JUNE 30, 2004

2. Significant Accounting Policies – Continued

         l) Treasury Stock

The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders’ equity at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

m) Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

         n) Loss per Share

The Company computes net loss per common share using SFAS No. 128 “Earnings Per Share.” Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at May 31, 2005. Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

         o) Recently Adopted Accounting Standards

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     JUNE 30, 2004

2. Significant Accounting Policies – Continued

In December 2004, the FASB issued SFAS 153, “Exchanges of Non-Monetary Assets,” an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The Company does not expect the provisions of SFAS 153 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     JUNE 30, 2004

2. Significant Accounting Policies – Continued

In November 2004, the FASB issued SFAS No.151, “Inventory Costs, an amendment of ARB No.43, Chapter 4.” This statement is effective for fiscal years beginning after June 15, 2005, therefore it will become effective for the Company beginning October 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

3. Loan Payable

During the period the company was advanced $100,000 by a non-related company as a loan for working capital to pursue the gaming entertainment business. Subsequent to the period end, the company formally entered into a loan agreement with the non-related company outlining the interest and repayment terms (Note 6e).

4. Share Capital

a)

All share information presented in these financial statements relating to share transactions taking place prior to June 25, 2004 has been restated to reflect the 26,000:1 ratio of 26,000,000 shares issued on June 25, 2004 to acquire 1,000 shares of Gateway.

b)	At the date of incorporation, Gateway issued 1,000 shares of common stock at $0.10 each for total consideration of $100.

c)	There are no Share Purchase Options or Warrants outstanding as at June 30, 2004.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     JUNE 30, 2004

5. Income Taxes

The Company has incurred non-capital losses for tax purposes of approximately $39,900, which may be carried forward until 2025 and used to reduce taxable income of future years. The potential future tax benefits of this loss have not been recognized in these financial statements due to the uncertainty of its realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

        Details of future income tax assets:

            Non-capital tax loss                                              $              13,600
            Valuation allowance                                                             (13,600)
                                                                              ----- -----------------
                                                                              ----- -----------------
                                                                              $                   -
                                                                              ----- -----------------
The Company did not record any current or deferred income tax provision or benefit for any periods presented due to net continuing losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of the uncertainty regarding its realizability.

6.	Subsequent Events

a)

On July 26, 2004, the Board of Directors and a majority of the shareholders of the Company voted to change the name of the Company from ReserveNet to Casino Entertainment Television, Inc. The name change was prompted by a desire to more closely align the name of the Company with that of its business in which it intended to become a media company targeting the Gaming Lifestyle Market (“GLM”) and covering gambling entertainment, news and information.

b)

On July 31, 2004, pursuant to the terms and conditions of the Agreement between the Company and Gateway, dated April 30, 2004, the Company’s largest shareholder and member of its Board of Directors cancelled 28,800,000 of his 28,800,000 common shares in the Company, leaving him with a total of nil shares. The total issued and outstanding shares after this cancellation was 50,000,000 common shares.

c)

In early 2005, the Company decided to discontinue its operations with respect to the gaming industry. All operating activities related to the discontinued operations were carried out by the Company’s legal subsidiary, Gateway. The decision to discontinue this component was made by management due to the Company’s desire to shift its business focus to other unrelated opportunities. Accordingly, the Company’s Gaming related operations are considered discontinued in these financial statements.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     JUNE 30, 2004

6. Subsequent Events — Continued

On March 7, 2005, the Company entered into a Separation Agreement with Stephen Lasser (the “Lasser Agreement”) and a Share Cancellation and Business Transfer Agreement with Lawrence Smith (the “Smith Agreement”). All shares issued to the Gateway shareholders as a result of the reverse merger were cancelled.

Under the Smith Agreement, Smith agreed to cancel his shares in the Company and the Company agreed to transfer its assets related to the establishment of a television network dedicated to the GLM (the “Gaming Network Business”), including ownership of Gateway, to Smith. The assets comprising the Gaming Network Business were transferred to Smith in exchange for the cancellation of Smith’s 15,600,000 shares of the Company’s common stock. The Gaming Network Business was transferred on March 8, 2005. Smith was formerly an officer and director of the Company and was the Company’s largest shareholder prior to the cancellation of his shares.

Under the Lasser Agreement, Lasser agreed to cancel his shares in the Company and release the Company from any claims or potential claims Lasser has or may have against the Company or its directors and officers and the Company agreed to release Lasser from any claims or potential claims the Company has or may have against Lasser.

Prior to the cancellation of Smith’s and Lasser’s shares under the Smith Agreement and the Lasser Agreement, respectively, Smith and Lasser collectively owned more than fifty percent of the Company’s outstanding shares. Following such cancellation, no single registered shareholder holds more than four percent of the Company’s common stock. The total issued and outstanding shares after these cancellations was 24,000,000 common shares.

d)	On March 7, 2005 the holders of the majority of the outstanding shares of the Company authorized the Board of Directors of the Company:

(i)	to change the name of the Company to Ouvo, Inc.,

(ii)

the authorization of Five Million (5,000,000) Shares of Class A Preferred Stock (the “Preferred Shares”), with terms and conditions to be determined by the Board at or around the time that Preferred Shares are to be issued, and

(iii)	the conversion of each share of common stock into one-third (1/3) of a share of common stock.

        The total issued and outstanding shares after the 3 for 1 rollback was 8,000,000 common shares.

e)

By agreement dated June 19, 2005, the Company entered into a loan agreement with an unrelated company under which the Company has requested a loan in the amount of up to $250,000. As of June 16, 2005, the lender had previously advanced $176,000. The loan bears interest at a rate of 10% per annum and is due and payable on June 19, 2006. The loan is secured by all the assets of the Company.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

The following plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the decision to acquire an existing business opportunity or to embark on a start up venture; (iii) the ability of the Company to achieve sufficient revenues from the operation of a business opportunity; and (iv) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to our filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

The Company

The Company was incorporated in the State of Delaware on December 16, 2000, as ReserveNet, Inc., for the purpose of developing a web-based reservation system that would enable consumers to place reservations directly with restaurants through a dedicated website. Efforts to implement the Company’s business plan were hampered by insufficient working capital which caused us to abandon our software development in the first six months of 2004.

On June 25, 2004, the Company entered into a Share Exchange Agreement (“Agreement”) with Gateway Entertainment Group, Inc., (“Gateway”), a private company seeking to develop a gaming lifestyle media business targeting gambling, entertainment, news and information. Pursuant to the Agreement the Company issued to the shareholders of Gateway 26,000,000 shares post 48:1 forward split shares in exchange for all the issued and outstanding shares of Gateway. On July 26, 2004, a majority of the shareholders entitled to vote, elected to change the Company’s name from “ReserveNet, Inc.” to “Casino Entertainment, Inc.” in line with our new business focus.

Despite efforts to develop a gaming lifestyle business, the Company decided in early 2005, to discontinue its operations with respect to the gaming industry. On March 7, 2005, the Company entered into a Separation Agreement with Stephen Lasser (the “Lasser Agreement”) and a Share Cancellation and Business Transfer Agreement with Lawrence Smith (the “Smith Agreement”) whereby all shares issued to the Gateway shareholders as a result of the June 2004 reverse merger were cancelled.

On March 7, 2005, a majority of the shareholders entitled to vote elected to (i) change the Company’s name to Ouvo, Inc.; (ii) authorized 5,000,000 shares of Class A Preferred Stock; and (iii) consolidated the issued and outstanding shares of common stock on a 1:3 basis.

The Company is not currently engaged in any active business other than the search for an operating business to acquire.

Plan of Operation

The Company’s current focus is to seek out and consummate a merger with an existing operating entity. We intend to actively seek out and investigate possible business opportunities for the purpose of possibly acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business. Management is continually investigating possible merger candidates and acquisition opportunities. However, management can provide no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

The Company anticipates that it will require only nominal capital to maintain its corporate viability, and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished, and will strive to have the business opportunity provide their remuneration. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any additional capital.

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Results of Operations

During the six months ended June 30, 2004, the Company abandoned efforts to develop a web based reservation system for restaurants and entered into an Agreement to be acquired by Gateway in an effort to develop a gaming lifestyle business.

Net Losses

For the period from March 13, 1991 to June 30, 2004, the Company recorded a net loss of $69,650 which is attributable to losses from the discontinuation of business operations.

Net losses for the six month period ended June 30, 2004 were $8,939 as compared to net losses of $3,562 for the six month period ended June 30, 2003

During the six month period ended June 30, 2004, the Company did not realize any revenues from operations.

The Company expects to continue to incur net losses in future periods until such time as we can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from March 13, 1991 (incorporation) to June 30, 2004.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $100,310 and total assets of $100,310, with total liabilities of $118,679, as of June 30, 2004. The assets consisted primarily of assets held for sale in connection with discontinued operations totaling $100,226. Net stockholders’ deficit in the Company was $18,369 at June 30, 2004.

Cash flow used in operating activities was $0 for the six month period ended June 30, 2004, as compared to cash flow used in operating activities of $0 for the six month period ended June 30, 2003.

Cash flow used in investing activities was $3,130 for the six month period ended June 30, 2004, as compared to cash flow used in investing activities of $0 for the six month period ended June 30, 2003. The cash flow used in investing activities during the current period is attributable to the liabilities assumed with the acquisition of Gateway.

Cash flow provided by financing activities was $100,000 for the six month period ended June 30, 2004, as compared to cash flow provided by financing activities of $0 for the six month period ended June 30, 2003. The cash flow provided by financing activities during the current period is attributable to a loan from a non-related party.

Net cash used in discontinued operations was $96,786 for the six month period ended June 30, 2004, as compared to net cash used in discontinued operations of $5,931 for the six month period ended June 30, 2003. Net cash used in discontinued operations is attributed to abandoned efforts related to the Company’s web based restaurant reservation system.

The Company’s current assets may not be sufficient to conduct its plan of operation over the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our major shareholders would be the most likely source of new funding in the form of loans or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003, included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of limited operations and a failure to commence planned operations with an accumulated deficit of $789 as of December 31, 2003, which had increased to $100,310 as of June 30, 2004. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of our securities; and (3) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

Our president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures

    a)        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2004 and 2003.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2004 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inadequacy of controls and procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

It is recognized individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert and should address these concern at the earliest possible opportunity.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Kummer Kaemper Bonner Renshaw and Ferrario, Attorneys at Law, have been retained to represent the Company in the defense of an action entitled Media Underground, Inc. v. Casino Entertainment Television, Inc., et al, filed in the District Court for Clark County, Nevada as Case No. A495425 (“Action”). Media Underground Inc., (“Plaintiff”) alleges that it entered into a sublease agreement with the Company for certain premises located at 3485 West Harmon Avenue, Suite 110 in Las Vegas, Nevada, and that the payments called for by the sublease were not made. Plaintiff asserts the following claims for relief: (1) Breach of Contract; (2) Breach of the Implied Covenant of Good Faith and Fair Dealing; (3) Fraud in the Inducement; and (4) Attorneys’ fees. After filing the action, Plaintiff changed litigation counsel. As a result, no discovery has taken place. The Company believes that an out of court settlement is possible once the Plaintiff provides documentation to support its position. At this time, no such documentation, including the alleged sublease at issue, has been provided. As a result, we are unable at this time to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of a potential loss. Should the parties fail to reach an out of court settlement, the Company intends vigorously defend the Action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On June 25, 2004, the Company authorized the issuance of 26,000,000 shares of post forward split common stock to the shareholders of Gateway in exchange for all the issued and outstanding stock of Gateway pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933.

The Company made this offering based on the following factors: (1) the issuances were isolated private transactions by the Company which did not involve a public offering; (2) there were limited offerees who were issued the Company’s stock in exchange for their stock in Gateway; (3) the offerees stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 18, 2004, the Company’s board of directors effected a forward split of the our common stock on a 48:1 basis increasing the number of issued and outstanding common shares from 1,100,000 prior to the forward split to 52,800,000 subsequent to the forward split. The number of authorized common shares and the par value of the Company’s common stock were not affected by the forward split, remaining 100,000,000 and $0.0001 respectively.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 25 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of February 2006.

Ouvo, Inc.

/s/ Kent Carasquero

By: Kent Carasquero

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated October 31,2000. (Incorporated by reference from Form SB2 filed with the SEC on August 24, 2000.)
3(i)(b)	Attached	Amended Articles of Incorporation dated July 26, 2004.
3(i)(c)	Attached	Amended Articles of Incorporation dated April 12, 2005.
3(ii)	*	By-Laws dated October 31, 2000. (Incorporated by reference from Form SB-2 filed with the SEC on August 24, 2000.)
10(i)	*	Share Exchange Agreement dated April 30th 2004 between Reservenet, Inc. and Gateway Entertainment Group Inc. (Incorporated by reference from Form 8K filed with the SEC on June 24, 2004.)
10(ii)	Attached	Separation Agreement dated March 7, 2005 between Casino Entertainment Television Inc. and Stephen Lasser.
10(iii)	Attached	Share Cancellation and Business Transfer Agreement dated March 7, 2005 between Casino Entertainment Television Inc. and Lawrence Smith.
10(iv)	Attached	Loan Agreement dated June 19, 2005 between Ouvo, Inc. and Ludwig Holdings Inc.
14	Attached	Code of Ethics
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from previous filings of the Company.