Form 10QSB
period 2004-09-30
OUVO, INC.
filed 2006-02-17
CIK 1157688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of February 14, 2006 was 8,000,000.

TABLE OF CONTENTS

Page

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheet - September 30, 2004 (unaudited)	4
Consolidated Statements of Operations - three and nine months ended September 30, 2004 and 2003 and the period since incorporation to September 30, 2004 (unaudited)	5
Consolidated Statements of Cash Flows - nine months ended September 30, 2004 and 2003 and the period since incorporation to September 30, 2004 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS	17
ITEM 3. CONTROLS AND PROCEDURES	21
PART II. - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	22
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	22
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22
ITEM 5. OTHER INFORMATION	22
ITEM 6. EXHIBITS	22
SIGNATURES	23
INDEX TO EXHIBITS	24

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

OUVO, INC.                                                                                                Statement 1
(Formerly Casino Entertainment Television, Inc.)
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheet
(Unaudited)

                                                                                                      September 30, 2004
ASSETS
------------------------------------------------------------------------------------------------ ---------------------
Current
    Cash                                                                                         $                   -
    Assets held for sale and in discontinued operations                                                         10,498
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
Total Assets                                                                                     $              10,498
------------------------------------------------------------------------------------------------ ---- ----------------
------------------------------------------------------------------------------------------------ ---- ----------------

LIABILITIES
------------------------------------------------------------------------------------------------ ---- ----------------
Current
    Bank overdraft                                                                               $                  16
    Liabilities held for sale and in discontinued operations                                                     4,295
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
                                                                                                                 4,311

Loan payable                                                                                                   100,000
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
Total Liabilities                                                                                              104,311
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------

STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------------------------ ---- ----------------
Capital Stock
    Common stock
      Authorized:  100,000,000 shares with $0.0001 par value
      Issued and outstanding:  50,000,000                                                                        5,000
      Additional paid-in capital                                                                                46,281
Deficit - accumulated during the development stage                                                           (145,094)
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
                                                                                                              (93,813)
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
Total Liabilities and Stockholders' Deficiency                                                   $              10,498
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
(Formerly Casino Entertainment Television, Inc.)
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Operations
(Unaudited)

                                                                                                                   From
                                       For the Three     For the Three    For the Nine    For the Nine   Incorporation,
                                        Months Ended      Months Ended    Months Ended    Months Ended   March 13, 1991
                                       September 30,     September 30,       September       September     to September
                                                2004              2003        30, 2004        30, 2003         30, 2004
----------------------------------- ----------------- ----------------- --------------- --------------- ----------------
-----------------------------------
 Expenses
  Office                            $            100                -             100                -             100
                                    --- ------------- --- ------------ -- ------------ -- ------------- --- -----------
                                    --- ------------- --- ------------ -- ------------ -- ------------- --- -----------

 Loss from continuing operations                (100)               -            (100)               -           (100)

Income (loss) from discontinued
   operations                       $        (75,344)  $       (1,780) $      (84,283) $        (5,342) $     (144,994)
                                    --- ------------- --- ------------ -- ------------ -- ------------- --- -----------
                                    --- ------------- --- ------------ -- ------------ -- ------------- --- -----------

Loss for the Period                 $        (75,444)  $       (1,780) $      (84,383) $        (5,342) $     (145,094)
----------------------------------- --- ------------- --- ------------ -- ------------ -- ------------- --- -----------

Loss per Share - Basic and diluted
   Loss from continuing operations  $          (0.00) $          (0.00)$          (0.00)$          (0.00)
   Loss from discontinued
      operations                               (0.00)            (0.00)           (0.00)           (0.00)
                                    --- ------------- -- ------------- -- ------------- -- ------------- -- -----------
                                    --- ------------- -- ------------- -- ------------- -- ------------- -- -----------
   Loss for the Period              $          (0.00) $          (0.00)$          (0.00)$          (0.00)
----------------------------------- --- ------------- -- ------------- -- ------------- -- ------------- -- -----------
                                    --- ------------- -- ------------- -- ------------- -- ------------- -- -----------

Weighted Average Shares
   Outstanding                            59,704,348        26,000,000       38,280,292        26,000,000
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
(Formerly Casino Entertainment Television, Inc.)
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Cash Flows
(Unaudited)

                                                                   For the Nine       For the Nine               From
                                                                         Months             Months     Incorporation,
                                                                          Ended              Ended     March 13, 1991
                                                               September 30,      September 30,          to September
                                                                           2004               2003           30, 2004
-------------------------------------------------------------- ------------------ ----------------- -------------------
Operating Activities
    Loss for the period                                        $         (84,383) $         (5,342) $         (145,094)
    Less: loss from discontinued operations                               84,283             5,342              144,994
                                                               -- --------------- -- -------------- -- ----------------
                                                               -- --------------- -- -------------- -- ----------------
    Loss from continuing operations                                         (100)                -                (100)
    Adjustments to reconcile net loss to net cash used in
       operating activities
    Change in assets and liabilities:
      Bank overdraft                                                          16                                     16
                                                               -- --------------- -- -------------- -- ----------------
         Net cash used in operating activities                               (84)                -                 (84)
                                                               -- --------------- -- -------------- -- ----------------
                                                               -- --------------- -- -------------- -- ----------------

Investing Activities
     Net monetary liabilities acquired - Gateway                          (3,130)                -              (3,130)
                                                               -- --------------- -- -------------- -- ----------------
                                                               -- --------------- -- -------------- -- ----------------
         Net cash used in investing activities                            (3,130)                -              (3,130)
                                                               -- --------------- -- -------------- -- ----------------

Financing Activities
    Share issuances                                                            -                 -                  100
    Loan from non-related party                                          100,000                 -              100,000
                                                               -- --------------- -- -------------- -- ----------------
                                                               -- --------------- -- -------------- -- ----------------
         Net cash used in financing activities                           100,000                 -              100,100
                                                               -- --------------- -- -------------- -- ----------------
                                                               -- --------------- -- -------------- -- ----------------

         Net cash used in discontinued operations                        (96,786)           (5,931)            (96,886)
                                                               -- --------------- -- -------------- -- ----------------
                                                               -- --------------- -- -------------- -- ----------------

Net Increase (Decrease) in Cash                                               -             (5,931)                   -
    Cash - Beginning of period                                                -              5,931                    -
                                                               -- --------------- -- -------------- -- ----------------
                                                               -- --------------- -- -------------- -- ----------------
         Cash - End of Period                                  $              -   $             36  $                 -
-------------------------------------------------------------- -- --------------- -- -------------- -- ----------------
                                                                                                    -- ----------------

Supplemental Schedule of Non-cash Investing and Financing
   Activities
    Shares issued for acquisition of Gateway                   $          (3,130) $              -  $         (3,130)
    Forgiveness of shareholder loan                            $          54,311  $              -  $         54,311
-------------------------------------------------------------- -- --------------- -- -------------- -- ----------------

                                            - See Accompanying Notes -

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     September 30, 2004

1. Organization, Going Concern and Discontinued Operations

Organization
Ouvo, Inc. (formerly Casino Entertainment Television, Inc., and ReserveNet, Inc.) (the “Company”) was incorporated on 16 November 2000, under the laws of the State of Delaware with an authorized capital of 100,000,000 shares of $0.0001 par value common stock.

On April 30, 2004, the Company entered into a Share Exchange Agreement (“Agreement” or “RTO”) with Gateway Entertainment Group, Inc. (“Gateway”), a New Jersey corporation, wherein the Company agreed to issue to the shareholders of Gateway 26,000,000 shares in exchange for the 1,000 shares that constituted all the issued and outstanding shares of Gateway. On June 25, 2004, Gateway completed the reverse acquisition under the Agreement with the Company. Immediately before the date of the RTO, the Company had 100,000,000 shares authorized and 1,100,000 shares of common stock issued and outstanding. The Company then forward-split its common shares on a 48:1 basis resulting in a pre RTO balance of 52,800,000 common shares. The total issued and outstanding shares after completing the RTO were 78,800,000 common shares.

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

On July 26, 2004, the Board of Directors and a majority of the shareholders of the Company voted to change the name of the Company to Casino Entertainment Television, Inc. The name change was prompted by a desire to more closely align the name of the Company with that of its business in which it intended to become a media company targeting the Gaming Lifestyle Market (“GLM”) and covering gambling entertainment, news and information.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     September 30, 2004

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

Discontinued Operations
Subsequent to the period end, the Company decided to discontinue its operations with respect to the gaming industry (Note 6a). All operating activities related to the discontinued operations were carried out by the Company’s legal subsidiary, Gateway. The decision to discontinue this component was made by management due to the Company’s desire to shift its business focus to other unrelated opportunities. The Company has accounted for this discontinuance as discontinued operations in accordance with SFAS No. 144. Accordingly, the Company’s Gaming related operations are reflected as discontinued operations in these financial statements.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     September 30, 2004

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

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     September 30, 2004

2. Significant Accounting Policies - Continued

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

(Unaudited)     September 30, 2004

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

(Unaudited)     September 30, 2004

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

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     September 30, 2004

2. Significant Accounting Policies – Continued

o) Recently Adopted Accounting Standards - Continued
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

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     September 30, 2004

2. Significant Accounting Policies – Continued

o) Recently Adopted Accounting Standards - Continued
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

3. Loan Payable

During the period the company was advanced $100,000 by a non-related company as a loan for working capital to pursue the gaming entertainment business. Subsequent to the period end, the company formally entered into a loan agreement with the non-related company outlining the interest and repayment terms (Note 6c).

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

d)	There were no Share Purchase Options or Warrants outstanding as at September 30, 2004.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     September 30, 2004

5. Income Taxes

The Company has incurred non-capital losses for tax purposes of approximately $115,400, which may be carried forward until 2025 and used to reduce taxable income of future years. The potential future tax benefits of this loss have not been recognized in these financial statements due to the uncertainty of its realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

     Details of future income tax assets:

              Non-capital tax loss                                             $              39,200
              Valuation allowance                                                            (39,200)
                                                                               ----- -----------------
                                                                               ----- -----------------
                                                                               $                   -
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

(Unaudited)     September 30, 2004

6. Subsequent Events – Continued

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

b)	On March 7, 2005 the holders of the majority of the outstanding shares of the Company authorized the Board of Directors of the Company:

(i)	to change the name of the Company to Ouvo, Inc.,

(ii)

the authorization of Five Million (5,000,000) Shares of Class A Preferred Stock (the “Preferred Shares”), with terms and conditions to be determined by the Board at or around the time that Preferred Shares are to be issued, and

(iii)	the conversion of each share of common stock into one-third (1/3) of a share of common stock.

        The total issued and outstanding shares after the 3 for 1 rollback is 8,000,000 common shares.

c)

By agreement dated June 19, 2005, the Company entered into a loan agreement with an unrelated company under which the Company has requested a loan in the amount of up to $250,000. As of June 16, 2005 the lender had previously advanced $176,000. The loan bears interest at a rate of 10% per annum and is due and payable on June 19, 2006. The loan is secured by all the assets of the Company.

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

The Company

The Company was incorporated in the State of Delaware on November 16, 2000, for the purpose of developing a web-based reservation system that would enable consumers to place reservations directly with restaurants through a dedicated website. Efforts to implement the Company’s business plan were hampered by insufficient working capital which caused us to abandon our software development.

On June 25, 2004, the Company entered into a Share Exchange Agreement (“Agreement”) with Gateway Entertainment Group, Inc., (“Gateway”), a private company seeking to develop a gaming lifestyle media business offering gambling, entertainment, news and information. Pursuant to the Agreement, the Company issued to the shareholders of Gateway 26,000,000 shares post 48:1 forward split shares in exchange for all the issued and outstanding shares of Gateway. On July 26, 2004, a majority of the shareholders entitled to vote, elected to change the Company’s name from “ReserveNet, Inc.” to “Casino Entertainment, Inc.” in line with our new business focus.

Despite efforts to develop a gaming lifestyle business, the Company decided, in early 2005, to discontinue its operations with respect to the gaming industry. On March 7, 2005, the Company entered into a Separation Agreement with Stephen Lasser and a Share Cancellation and Business Transfer Agreement with Lawrence Smith whereby all shares issued to the Gateway shareholders as a result of the June 2004 Agreement were cancelled.

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

Results of Operations

During the nine months ended September 30, 2004, the Company abandoned efforts to develop a web based reservation system for restaurants and entered into an Agreement to be acquired by Gateway in an effort to develop a gaming lifestyle business.

Net Losses

For the period from March 13, 1991 (the incorporation of Gateway), to September 30, 2004, the Company recorded a net loss of $145,094, which is primarily attributable to losses from the discontinuation of business operations.

Net losses for the nine month period ended September 30, 2004, were $84,383 as compared to net losses of $5,342 for the nine month period ended September 30, 2003

During the nine month period ended September 30, 2004, the Company did not realize any revenues from operations.

The Company expects to continue to incur net losses in future periods until such time as we can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from March 13, 1991, to September 30, 2004.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $10,498, with total liabilities of $104,311, as of September 30, 2004. The assets consisted of assets held for sale in connection with discontinued operations. Net stockholders’ deficit in the Company was $93,813 at September 30, 2004.

Cash flow used in operating activities was $84 for the nine month period ended September 30, 2004, as compared to cash flow used in operating activities of $0 for the nine month period ended September 30, 2003.

Cash flow used in investing activities was $3,130 for the nine month period ended September 30, 2004, as compared to cash flow used in investing activities of $0 for the nine month period ended September 30, 2003. The cash flow used in investing activities during the current period is attributable to the liabilities assumed with the acquisition of Gateway.

Cash flow provided by financing activities was $100,000 for the nine month period ended September 30, 2004, as compared to cash flow provided by financing activities of $0 for the nine month period ended September 30, 2003. The cash flow provided by financing activities during the current period is attributable to a loan from a non-related party.

Net cash used in discontinued operations was $96,786 for the nine month period ended September 30, 2004, as compared to net cash used in discontinued operations of $5,931 for the nine month period ended September 30, 2003. Net cash used in discontinued operations is attributed to abandoned efforts related to the Company’s web based restaurant reservation system.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of limited operations. The Company’s accumulated deficit was $60,811 as of December 31, 2003, which had increased to $145,094 as of September 30, 2004. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of our securities; and (3) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

Our president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures

    a)        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2004 and 2003.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2004 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 24 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of February 2006.

Ouvo, Inc.

/s/ Kent Carasquero

By: Kent Carasquero

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated October 31,2000. (Incorporated by reference from Form SB2 filed with the SEC on August 24, 2000.)
3(i)(b)	*	Amended Articles of Incorporation dated July 26, 2004. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
3(i)(c)	*	Amended Articles of Incorporation dated April 12, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
3(ii)	*	By-Laws dated October 31, 2000. (Incorporated by reference from Form SB-2 filed with the SEC on August 24, 2001.)
10(i)	*	Share Exchange Agreement dated April 30th 2004 between Reservenet, Inc. and Gateway Entertainment Group Inc. (Incorporated by reference from Form 8K filed with the SEC on June 24, 2004.)
10(ii)	*	Separation Agreement dated March 7, 2005 between Casino Entertainment Television Inc. and Stephen Lasser. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
10(iii)	*

Share Cancellation and Business Transfer Agreement dated March 7, 2005 between Casino Entertainment Television Inc. and Lawrence Smith. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)

10(iv)	*	Loan Agreement dated June 19, 2005 between Ouvo, Inc. and Ludwig Holdings Inc. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
14	*	Code of Ethics (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
31	Attached

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