Form 10KSB
period 2004-12-31
OUVO, INC.
filed 2006-03-01
CIK 1157688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 000-49838

OUVO, INC.
(Formerely "Casino Entertainment Television, Inc.")
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3381088 (IRS Employer Identification Number)

1403 East 900 South, Salt Lake City, Utah, 84105
(Address of Principal Executive Office)          (Postal Code)

(604) 725-4160
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)	Name of each Exchange on Which Registered None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                   No    X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The registrant's net sales for the year ended December 31, 2004, were $0.

The aggregate value of the registrant's common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates is $25,000 based on the price at which the common stock was originally sold in May of 2001.

At February 28, 2006, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 8,000,000.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Ouvo, Inc., (formerly Casino Entertainment Television, Inc.), unless the context indicates otherwise. The Company was organized under the laws of the State of Delaware on November 16, 2000, for the purpose of developing a web-based reservation system that would enable consumers to place dining reservations directly with restaurants through a dedicated website. Efforts to implement the Company’s business plan were hampered by insufficient working capital which caused us to abandon our software development in 2004.

On June 25, 2004, the Company entered into a Share Exchange Agreement (“Agreement”) with Gateway Entertainment Group, Inc., (“Gateway”), a private company seeking to develop a gaming lifestyle media business offering gambling, entertainment, news and information. On July 26, 2004, a majority of the shareholders entitled to vote, elected to change the Company’s name from “ReserveNet, Inc.” to “Casino Entertainment, Inc.” in line with our new business focus. In early 2005 the Company decided to discontinue its operations with respect to the gaming industry.

On March 7, 2005, a majority of the shareholders entitled to vote elected to change the Company’s name to “Ouvo, Inc.” The Company is not currently engaged in any active business other than the search for an operating business to acquire or with which to merge.

Search for Other Possible Acquisitions

Management plans to investigate, research, and, if justified, potentially acquire or merge with one or more businesses or business opportunities. We currently have no commitment or arrangement, written or oral, to participate in any business opportunity and we cannot predict the nature of any potential business opportunity we may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

Sources of Business Opportunities

Management intends to use various resources in its search for potential business opportunities including, but not limited to, our officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of our lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely have to rely on outside sources, not otherwise associated with us, that will accept their compensation only after we have finalized a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities.

If we elect to engage an independent consultant, we will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

We do not intend to limit our search to any specific kind of industry or business. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

Once we identify a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management’s knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our lack of capital we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including:

* potential benefits to us and our shareholders;

* working capital;

* financial requirements and availability of additional financing;

* history of operation, if any;

* nature of present and expected competition;

* quality and experience of management;

* need for further research, development or exploration;

* potential for growth and expansion;

* potential for profits; and

* other factors deemed relevant to the specific opportunity.

There are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

We cannot predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our management and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we do not intend to participate in an opportunity through the purchase of a minority stock position.

Because we have only a very limited amount of liquid assets and a limited operating history, in the event we successfully acquire or merge with an operating business opportunity, it is likely that our present shareholders will experience substantial dilution. It is also probable that there will be a change in control of our company. The owners of any business opportunity which we acquire or merge with will most likely acquire control following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, but rather management will attempt to negotiate the best possible agreement for the benefit of our shareholders.

Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if we engage any outside advisor or consultant in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. These possible private sales would most likely have to be to persons known by our directors or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable or acceptable terms. Although not presently anticipated, there is a remote possibility that we could sell securities to our management or affiliates.

There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by our officers and/or directors to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow our Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders or that shareholders would be given the opportunity to approve such a transaction.

In the event of a successful acquisition or merger, a finder’s fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder’s fee, although it is likely that any fee will be based upon negotiations by us, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder’s fee that might be paid. It is unlikely that a finder’s fee will be paid to an affiliate because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate’s possible fiduciary duty to us or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder’s fee was to be paid to an affiliate, we would most likely have such an arrangement ratified by the shareholders in an appropriate manner.

The board of directors believes that it is highly unlikely that we will acquire or merge with a business opportunity in which our management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested board of directors and by the shareholders. Management does not anticipate that we will acquire or merge with any related entity. Further, as of the date hereof, none of our officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Government Regulation

The Company cannot anticipate the government regulations, if any, to which it may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over it by virtue of their stronger financial resources and prior experience in business. There is no assurance that we will be successful in obtaining suitable business opportunities.

Employees

The Company currently has no employees. The Company’s executive officer devotes as much time to the affairs of the Company as he deems appropriate. Management of the Company uses consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Reports to Security Holders

The Company’s annual report will contain audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders unless requested by same. We file all of our required information with the Securities and Exchange Commission (“Commission”).

The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 1403 East 900 South, Salt Lake City, Utah, 84105. We pay no rent for the use of this address. We do not believe that we will need to maintain additional office space at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2004.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

As of the date of this filing, there is no public market for our securities. The Company has future plans to file for trading on the OTC Bulletin Board which is sponsored by the National Association of Securities Dealers (the “NASD”). However, there can be no assurance that the Company will ever be cleared for trading by the NASD.

As there has been no public trading of our securities, there is no high or low bid pricing to report.

Record Holders

As of February 28, 2006, there were approximately 27 shareholders of record holding a total of 8,000,000 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties that are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

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

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements; (ii) uncertainties involved in the acquisition of a business opportunity; (iii) the ability of the Company to achieve sufficient revenues through the acquisition of a business opportunity; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission.

Plan of Operations

The Company’s current focus is to seek out and consummate a merger with an existing operating entity. We intend to actively seek out and investigate possible business opportunities for the purpose of possibly acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business. We are continually investigating possible merger candidates and acquisition opportunities. However, we can provide no assurance that we will have the ability to acquire or merge with an operating business, business opportunity, or property that will be of material value to us.

We anticipate that the Company will require only nominal capital to maintain our corporate viability, and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

The Company has not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished, and will strive to have the business opportunity provide their remuneration. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any additional capital.

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

Results of Operations

During 2004, the Company abandoned efforts to develop a web based reservation system for restaurants and entered into an Agreement to be acquired by Gateway in an effort to develop a gaming lifestyle business.

Net Losses

For the period from March 13, 1991 (the incorporation of Gateway) to December 31, 2004, the Company recorded a net loss of $222,407 which is attributable to losses from the discontinuation of business operations.

Net losses for the twelve month period ended December 31, 2004 were $161,696 as compared to net losses of $7,123 for the twelve month period ended December 31, 2003.

During the twelve month period ended December 31, 2004, the Company did not realize any revenues from operations.

The Company expects to continue to incur net losses in future periods until such time as we can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from March 13, 1991 to December 31, 2004.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $3,136, with total liabilities of $174,262, as of December 31, 2004. The assets consisted of assets held for sale in connection with discontinued operations. Net stockholders’ deficit in the Company was $171,126 at December 31, 2004.

Cash flow used in operating activities was $10,084 for the twelve month period ended December 31, 2004, as compared to cash flow used in operating activities of $0 for the twelve month period ended December 31, 2003. The cash flow used in operating activities is attributable to expenses from continuing operations.

Cash flow used in investing activities was $3,130 for the twelve month period ended December 31, 2004, as compared to cash flow used in investing activities of $0 for the twelve month period ended December 31, 2003. The cash flow used in investing activities during the current period is attributable to the liabilities assumed with the acquisition of Gateway.

Cash flow provided by financing activities was $116,000 for the twelve month period ended December 31, 2004, as compared to cash flow provided by financing activities of $0 for the twelve month period ended December 31, 2003. The cash flow provided by financing activities during the current period is attributable to a loan from a non-related party.

Net cash used in discontinued operations was $102,786 for the twelve month period ended December 31, 2004, as compared to net cash used in discontinued operations of $5,931 for the twelve month period ended December 31, 2003. Net cash used in discontinued operations is attributed to abandoned efforts related to the Company’s web based restaurant reservation system and gaming lifestyles business.

The Company’s current assets will likely not be sufficient to conduct our plan of operation over the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our major shareholders would be the most likely source of new funding in the form of loans or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of limited operations. The Company’s accumulated deficit was $222,407 as of December 31, 2004. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of our securities; and (3) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2004 are attached hereto as pages F-1 through F-16.

                                                    OUVO, INC.
                                           (A Development Stage Company)

                                                       INDEX

                                                                                               Page

         Report of Independent Registered Public Accounting Firm                                F-2

         Balance Sheet                                                                          F-3

         Statements of Stockholders' Equity (Deficit)                                           F-4

         Statements of Operations                                                               F-5

         Statements of Cash Flows                                                               F-6

         Notes to Financial Statements                                                          F-7

De Joya Griffith & Company, LLC

Certified Public Accountants & Consultants

2425 W. Horizon Ridge Parkway

Henderson, Nevada 89052

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of DirectorsOuvo,
Inc.Vancouver,
British ColumbiaCanada

We have audited the accompanying balance sheet of Ouvo, Inc. (A Development Stage Company) as of December 31, 2004, and the related statements of operations, stockholders’ defcit and cash flows for the years ended December 31, 2004 and 2003 and for the period from March 13, 1991 (Date of Inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ouvo, Inc. (A Development Stage Company) as of December 31, 2004, and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 and for the period from March 13, 1991 (Date of Inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Gritffith & Company, LLCDe
Joya Griffith & Company, LLC

Henderson, Nevada

December 30, 2005

        Telephone (702) 563-1600 ? Facsimile (702) 920-8049

OUVO, INC.                                                                                                Statement 1
(Formerly Casino Entertainment Television, Inc.)
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet

                                                                                                       December 31, 2004
ASSETS
------------------------------------------------------------------------------------------------ ---------------------
Current
    Cash                                                                                         $                   -
    Assets held for sale and discontinued operations                                                             3,136
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
Total Assets                                                                                     $               3,136
------------------------------------------------------------------------------------------------ ---- ----------------
------------------------------------------------------------------------------------------------ ---- ----------------

LIABILITIES
------------------------------------------------------------------------------------------------ ---- ----------------
Current
    Bank overdraft                                                                               $                  28
    Accrued liabilities                                                                                         20,000
    Liabilities held for sale and discontinued operations                                                       38,234
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
                                                                                                                58,262
    Loan payable                                                                                               116,000
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
Total Liabilities                                                                                              174,262
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------

STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------ ---- ----------------
Capital Stock
    Common stock
      Authorized:  100,000,000 shares with $0.0001 par value
      50,000,000 issued and outstanding                                                                          5,000
      Additional paid-in capital                                                                                46,281
Deficit - accumulated during the development stage                                                           (222,407)
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
                                                                                                             (171,126)
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
Total Liabilities and Stockholder's Deficit                                                      $               3,136
------------------------------------------------------------------------------------------------ ---- ----------------

                                            - See Accompanying Notes -

OUVO, INC.                                                                                                Statement 2
(Formerly Casino Entertainment Television, Inc.)
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit

                                                                                           Accumulated
                                                                                               Deficit
                                                                            Additional      During the
                                                    Common Stock               Paid-in     Development
                                              --------------------------
                                              ------------- -- ---------
                                                  Shares        Amount         Capital           Stage          Total
--------------------------------------------- ------------- -- --------- -- ------------ -------------- --------------
   Founder shares issued for cash at March     26,000,000   $    2,600   $      (2,500)            -    $         100
     13, 1991 (Date of inception - Gateway)
   Loss for the period                                  -            -               -       (18,455)         (18,455)
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - December 31, 1991                    26,000,000        2,600          (2,500)      (18,455)         (18,355)
   Loss for the year                                    -            -               -       (20,665)         (20,655)
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - December 31, 1992                    26,000,000        2,600          (2,500)      (39,120)         (39,020)
   Loss for the year                                    -            -               -        (7,645)          (7,645)
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - December 31, 1993                    26,000,000        2,600          (2,500)      (46,765)         (46,665)
   Loss for the year                                    -            -               -        (5,560)          (5,560)
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - December 31, 1994                    26,000,000        2,600          (2,500)      (52,325)         (52,225)
   Loss for the year                                    -            -               -        (2,400)          (2,400)
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - December 31, 1995                    26,000,000        2,600          (2,500)      (54,725)         (54,625)
   Loss for the year                                    -            -               -        (3,003)          (3,003)
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - December 31, 1996                    26,000,000        2,600          (2,500)      (57,728)         (57,628)
   Loss for the year                                    -            -               -        (5,007)          (5,007)
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - December 31, 1997                    26,000,000        2,600          (2,500)      (62,735)         (62,625)
   Loss for the year                                    -            -               -        (5,699)          (5,699)
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - December 31, 1998                    26,000,000        2,600          (2,500)      (68,434)         (68,334)
   Loss for the year                                    -            -               -        (5,828)          (5,828)
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - December 31, 1999                    26,000,000        2,600          (2,500)      (74,262)         (74,162)
   Income for the year                                  -            -               -         5,525            5,525
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - December 31, 2000                    26,000,000        2,600          (2,500)      (68,737)         (68,637)
   Loss for the year                                    -            -               -        (5,208)          (5,208)
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - December 31, 2001                    26,000,000        2,600          (2,500)      (73,945)         (73,845)
   Income for the year                                  -            -               -        20,357           20,357
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - December 31, 2002                    26,000,000        2,600          (2,500)      (53,588)         (53,488)
   Loss for the year                                    -            -               -        (7,123)          (7,123)
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - December 31, 2003                    26,000,000        2,600          (2,500)      (60,711)         (60,611)
   Forgiveness of shareholder loan                      -            -          54,311             -           54,311
   Loss for the period                                  -            -               -        (8,939)          (8,939)
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - June 24, 2004                        26,000,000        2,600          51,811       (69,650)         (15,239)
   Acquisition of ReserveNet, Inc. -
     Recapitalization - June 25, 2004          52,800,000        5,280          (8,410)            -           (3,130)
   Cancellation of shares                     (28,800,000)      (2,880)          2,880             -                -
   Loss for the period                                  -            -               -      (152,757)        (152,757)
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
                                              ------------- -- --------- -- ------------ - ------------ -- -----------
Balance - December 31, 2004                    50,000,000   $    5,000   $      46,281   $  (222,407)   $    (171,126)
--------------------------------------------- ------------- -- --------- -- ------------ - ------------ -- -----------
                                            - See Accompanying Notes -

OUVO, INC.                                                                                                Statement 3
(Formerly Casino Entertainment Television, Inc.)
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

                                                                           For the           For the              From
                                                                        Year Ended        Year Ended     Incorporation
                                                                      December 31,      December 31,    March 13, 1991
                                                                              2004              2003   to December 31,
                                                                                                                  2004
 Expenses
  Audit and accounting                                             $        20,000    $             -   $       20,000
  Legal                                                                     10,000                  -           10,000
  Office                                                                       112                  -              112

 Loss from continuing operations                                          (30,112)                  -         (30,112)

Loss from discontinued operations                                        (131,584)            (7,123)        (192,295)

Loss for the Period                                                $     (161,696)    $       (7,123)   $    (222,407)

Loss per Share - Basic and diluted
   Loss from continuing operations                                 $        (0.00)    $        (0.00)
   Loss from discontinued                                                   (0.00)             (0.00)
      operations
   Loss for the Period                                             $        (0.00)    $         (0.00)

Weighted Average Shares                                                 41,226,230         26,000,000
   Outstanding

                                            - See Accompanying Notes -

OUVO, INC.                                                                                                Statement 4
(Formerly Casino Entertainment Television, Inc.)
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                                                                From
                                                                                                       Incorporation
                                                                                           For the         March 13,
                                                                        For the         Year Ended           1991 to
                                                                     Year Ended   December 31,          December 31,
                                                                   December 31, 2             2003              2004
-------------------------------------------------------------- ------------------ ----------------- ------------------
Operating Activities
    Loss for the period                                        $        (161,696) $         (7,123) $       (222,407)
    Less: loss from discontinued operations                              131,584             7,123           192,295
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
    Loss from continuing operations                                      (30,112)                -           (30,112)
    Adjustments to reconcile net loss to net cash used in
       operating activities
    Change in assets and liabilities:
      Bank overdraft                                                          28                                  28
      Accrued liabilities                                                 20,000                 -            20,000
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
      Net cash used in operating activities                              (10,084)                -           (10,084)
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------

Investing Activities
     Net monetary liabilities acquired - Gateway                          (3,130)                -            (3,130)
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
      Net cash used in investing activities                               (3,130)                -            (3,130)
                                                               -- --------------- -- -------------- -- ---------------

Financing Activities
    Share issuances                                                            -                 -               100
    Loan from non-related party                                          116,000                 -           116,000
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
      Net cash provided by financing activities                          116,000                 -           116,100
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------

          Net cash used in discontinued operations                      (102,786)           (5,931)         (102,886)
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------

Net Increase (Decrease) in Cash                                                -            (5,931)                -
    Cash - Beginning of period                                                 -             5,931                 -
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
                    Cash - End of Period                       $               -  $              -  $              -
-------------------------------------------------------------- -- --------------- -- -------------- -- ---------------
                                                                                                    -- ---------------

Supplemental Schedule of Non-cash Investing and Financing
   Activities
    Shares issued for acquisition of Gateway                   $          (3,130) $              -  $         (3,130)
    Forgiveness of shareholder loan                            $          54,311  $              -  $         54,311
-------------------------------------------------------------- -- --------------- -- -------------- -- ---------------

Supplemental Schedule
    Taxes paid                                                 $               -  $            550  $          2,135
-------------------------------------------------------------- -- --------------- -- -------------- -- ---------------

                                            - See Accompanying Notes -

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

1. Organization, Going Concern and Discontinued Operations

Organization
Ouvo, Inc. (formerly Casino Entertainment Television, Inc. and ReserveNet, Inc.) (“the Company” or “ReserveNet”) was incorporated on 16 November 2000, under the laws of the State of Delaware with an authorized capital of 100,000,000 shares of $0.0001 par value common stock. The Company has not commenced significant operations.

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

On July 26, 2004, the Board of Directors and a majority of the shareholders of ReserveNet voted to change the name of the Company to Casino Entertainment Television, Inc. The name change was prompted by a desire to more closely align the name of the Company with that of its business in which it intended to become a media company targeting the Gaming Lifestyle Market (“GLM”) and covering gambling entertainment, news and information.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

1.     Organization, Going Concern and Discontinued Operations – Continued

Going Concern and Liquidity Considerations
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Other than the Gateway reverse acquisition, the Company currently has no commercial operations or other assets. To date its activities have been organizational in nature and as a result it must be considered to be in its developmental stage. The Company has no employees, owns no business assets, technology or real estate and since inception has been primarily concerned with searching for a business opportunity and raising its initial capital.

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

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

2. Significant Accounting Policies – Continued

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

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

2. Significant Accounting Policies – Continued

h) Revenue Recognition - Continued j) Income Taxes
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

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

2. Significant Accounting Policies – Continued

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

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

3. Loan Payable

During the year, the Company was advanced $116,000 by a non-related company as a loan for working capital to pursue the gaming entertainment business. Subsequent to the period end, the company formally entered into a loan agreement with the non-related company outlining the interest and repayment terms (Note 7c).

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

c)

On July 31, 2004, pursuant to the terms and conditions of the Agreement between the Company and Gateway, dated April 30, 2004, the Company’s largest shareholder and member of its Board of Directors cancelled 28,800,000 of his 28,800,000 common shares in the Company, leaving him with a total of nil shares. The total issued and outstanding shares after this cancellation is 50,000,000 common shares.

d)	There are no Share Purchase Options or Warrants outstanding as at December 31, 2004 and 2003.

5. Related Party Transactions

    a)        During the year, a director cancelled 28,800,000 common shares (Note 4).

b)	As at December 31, 2004, the Company owes former directors of the Company $9,334 which is recorded in liabilities held for sale and discontinued operations.

        There were no other related party transactions during the period.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

6. Income Taxes

The Company has incurred non-capital losses for tax purposes of approximately $192,700, which may be carried forward until 2025 and used to reduce taxable income of future years. The potential future tax benefits of this loss have not been recognized in these financial statements due to the uncertainty of its realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

        Details of future income tax assets:

              Non-capital tax loss                          $              65,500
              Valuation allowance                                         (65,500)
                                                            $                   -
The Company did not record any current or deferred income tax provision or benefit for any periods presented due to net continuing losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of the uncertainty regarding its realizability.

7. Subsequent Events

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

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

7. Subsequent Events — Continued

Under the Lasser Agreement, Lasser agreed to cancel his shares in the Company and release the Company from any claims or potential claims Lasser has or may have against the Company or its directors and officers and the Company agreed to release Lasser from any claims or potential claims the Company has or may have against Lasser.

Prior to the cancellation of Smith’s and Lasser’s shares under the Smith Agreement and the Lasser Agreement, respectively, Smith and Lasser collectively owned more than fifty percent of the Company’s outstanding shares. Following such cancellation, no single registered shareholder holds more than four percent of the Company’s common stock. The total issued and outstanding shares after these cancellations is 24,000,000 common shares.

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

c)

By agreement dated June 19, 2005, the Company entered into a loan agreement with an unrelated company under which the Company has requested a loan in the amount of up to $250,000. As of June 16, 2005 the lender had previously advanced $176,000 of which $2,323 has been repaid. The loan bears interest from June 16, 2005 at a rate of 10% per annum and is due and payable on June 19, 2006. The loan is secured by all the assets of the Company. As at December 31, 2004 the loan balance is at $116,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 3, 2005, the Company’s independent auditors, Beckstead and Watts LLP (“Beckstead”), notified the Company that they were resigning effective as of that date.

The audit reports of Beckstead on the Company’s financial statements for the fiscal years ending December 31, 2003 and December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports were modified to include an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

In connection with the audits of the fiscal years ending December 31, 2003 and December 31, 2002, including the subsequent periods through March 3, 2005, the Company had no disagreements with Beckstead with respect to accounting or auditing issues of the type discussed in Item 304(a)(1)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Beckstead to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as described in Item 304(a)(1)(iv) of Regulation S-B).

On October 13, 2005 the Company retained Dejoya Griffith and Company, LLC (“Dejoya”) as the principal accountants to replace Beckstead. The Company’s board of directors approved the appointment of Dejoya.

During the fiscal years ending December 31, 2003 and December 31, 2002, including the subsequent periods through March 3, 2005, the date of Beckstead’s resignation, and prior to the appointment of Dejoya, the Company (or anyone on its behalf) did not consult with Dejoya regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements (as referred to in Item 304(a)(2) of Regulation S-B), the Company did not consult Dejoya in respect to these matters during the time periods detailed herein.

The Company provided Beckstead with a copy of this report prior to filing it with the Securities and Exchange Commission. The Company requested that Beckstead furnish the Company with a letter to the Commission stating whether Beckstead agreed with the above statements. A copy of that letter dated March 3, 2005 was filed as an Exhibit to the Form 8-K/A, on November 3, 2005.

ITEM 8A. CONTROLS AND PROCEEDURES

Our president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

    a)        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal years ended December 31, 2004 and 2003.

(b)     Changes in internal controls over financial reporting.

During the year ended December 31, 2004 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of the Company as of February 28, 2006, are as follows:

Name                          Age          Position

Kent Carasquero               40            chief executive officer, chief financial officer, principal accounting officer and director

On January 21, 2005, the Company elected Kent Caraquero as the sole director and appointed Mr. Carasquero as chief executive officer and chief financial officer pursuant to the written consent of the shareholders holding a two thirds majority of the Company’s issues and outstanding shares.

Mr. Carasquero holds an Advanced BA in Economics from the University of Manitoba and is currently enrolled at the Canadian Institute of Chartered Business Valuators. Since 2002, Mr. Carasquero has been the president of Tyee Capital Consultants, Inc., a private company involved in assisting publicly and privately held corporations in all major industry groups with structuring, marketing, investor communications, and financing activities. Mr. Carasquero has served as an officer and director of Capital Hill Gold, Inc., an exploration stage mining company, since February of 2004. Mr. Carasquero also served as an officer and director of Mangapets, Inc., (formerly known as “Newmark Ventures, Inc.”) formerly a distributor of bank machines, from April 2004 until September 2004.

Mr. Carasquero has not entered into any employment agreement with the Company. The election of Mr. Carasquero to the Company’s board of directors was not based on any prior understanding or arrangement.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. It is likely that the Company will adopt a provision for compensating directors in the future.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics by reference as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company not aware of the any individuals or entities who during the period ended December 31, 2004 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 except as follows:

o Daniel Regidor - failed to file forms 4 and 5;

o Lawrence H. Smith - failed to file form 3;

 o Stephen Lasser - failed to file form 3; and

o Rick Collins — failed to file form 5.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2004, 2003 and 2002 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer and the only other employee to receive compensation in excess of $100,000.

                                            SUMMARY COMPENSATION TABLE

-------------------------------- ---------------------------------- -------------------------------------------------------
                                            Annual Compensation                     Long Term Compensation
                                                                    -------------------------------------------------------
------------------------------------------------------------------- ---------------------------- --------------------------
                                                                              Awards                      Payouts
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
                                                                                    Securities
                                                                     Restricted     Underlying
                                                     Other Annual       Stock        Options     LTIP         All Other
   Name and Principal             Salary    Bonus    Compensation     Award(s)         SARs       payouts    Compensation
        Position          Year     ($)       ($)         ($)             ($)           (#)          ($)          ($)
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
Daniel Regidor *          2004      -         -           -               -             -            -            -
Chief Executive           2003      -         -           -               -             -            -            -
Officer, Chief            2002      -         -           -               -             -            -            -
Financial Officer
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
                          2004      -         -           -               -             -            -            -
Lawrence H. Smith **      2003      -         -           -               -             -            -            -
Chief Executive Officer   2002      -         -           -               -             -            -            -
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
Kent Carasquero ***       2004      -         -           -               -             -            -            -
Chief Executive           2003      -         -           -               -             -            -            -
Officer, Chief            2002      -         -           -               -             -            -            -
Financial Officer
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------

* resigned June 25, 2004

** appointed June 25, 2004

*** appointed subsequent to the period, January 21, 2005

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of February 28, 2006, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

-------------------- ---------------------------------- ------------------------------------ -----------------------
  Title of Class      Name and Address of Beneficial      Amount and nature of Beneficial       Percent of Class
                                 Ownership                           Ownership
-------------------- ---------------------------------- ------------------------------------ -----------------------
-------------------- ---------------------------------- ------------------------------------ -----------------------
   Common Stock               Kent Carasquero                            0                             0%
-------------------- ---------------------------------- ------------------------------------ -----------------------
-------------------- ---------------------------------- ------------------------------------ -----------------------
   Common Stock         All Executive Officers and                       0                             0%
                           Directors as a Group
-------------------- ---------------------------------- ------------------------------------ -----------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer, nominee for election as a director of the Company, owner of five percent or more of the Company’s outstanding shares, or member of their immediate family, has entered into any related transaction during the last two years.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Dejoya Griffith and Company, LLC (“Dejoya”) provided audit services to the Company in connection with its annual reports for the fiscal year ended December 31, 2004 and 2003. The aggregate fees billed by Dejoya for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $11,500.

Beckstead and Watts LLP (“Beckstead”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2003. The aggregate fees billed by Beckstead for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $3,750.

Audit Related Fees

Dejoya billed to the Company fees of $0 in 2004 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Beckstead billed to the Company fees of $0 in 2003 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Dejoya billed to the Company fees of $0 in 2004 for professional services rendered in connection with the preparation of the Company’s tax returns for the period.

Beckstead billed to the Company fees of $0 in 2003 for professional services rendered in connection with the preparation of the Company’s tax returns for the period.

All Other Fees

Dejoya billed to the Company no fees in 2004 for other professional services rendered or any other services not disclosed above.

Beckstead billed to the Company no fees in 2003 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Dejoya and Beckstead as detailed above, were pre-approved by the Company’s board of directors. Dejoya and Beckstead performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of February 2006.

Ouvo, Inc.

/s/ Kent Carsquero

Kent Carasquero, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                      Title                            Date

/s/ Kent Carasquero                                      Director                     February 28, 2006

Kent Carasquero

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