Form 10QSB
period 2005-03-31
OUVO, INC.
filed 2006-03-02
CIK 1157688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of March 2, 2006 was 8,000,000.

PART I — FINANCIAL INFORMATION

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
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheet
(Unaudited)

                                                                                                          March 31,
ASSETS                                                                                                         2005
------------------------------------------------------------------------------------------------ ---------------------
Current
    Cash                                                                                         $                 -
                                                                                                 ---- ----------------
                                                                                                 $                 -
------------------------------------------------------------------------------------------------ ---- ----------------
------------------------------------------------------------------------------------------------ ---- ----------------

LIABILITIES
------------------------------------------------------------------------------------------------ ---- ----------------
Current
    Accrued liabilities                                                                          $            25,768
    Due to related party (Note 4b)                                                                            10,215
                                                                                                 ---- ----------------
                                                                                                              35,983

Loan payable (Note 7)                                                                                        141,000
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
                                                                                                             176,983
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------

STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------------------------ ---- ----------------
Capital Stock
    Preferred stock
      Authorized:  5,000,000 Class A preferred shares
      Issued:         Nil                                                                                          -
    Common stock
      Authorized:  100,000,000 shares with $0.0001 par value
      Issued and outstanding:  8,000,000                                                                         800
      Additional paid-in capital                                                                              50,481
Deficit - accumulated during the development stage                                                          (228,264)
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
                                                                                                            (176,983)
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
                                                                                                 $                 -
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
(Formerly Casino Entertainment Television, Inc.)
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Operations
(Unaudited)

                                                                              For the                              From
                                                                         Three Months          For the   Incorporation,
                                                                                Ended     Three Months   March 13, 1991
                                                                            March 31,            Ended     to March 31,
                                                                                 2005   March 31, 2004             2005
---------------------------------- ------------------ ---------------- --------------- ---------------- ----------------
-----------------------------------
 Expenses
  Audit and accounting                                                 $        3,000  $             -  $      23,000
  Legal                                                                         2,363                -         12,363
  Management fees                                                              10,000                -         10,000
  Office                                                                          187                -            299
  Transfer agent fees                                                             405                -            405
                                                                       -- ------------ -- ------------- -- -------------
                                                                       -- ------------ -- ------------- -- -------------
                                                                              (15,955)               -        (46,067)
 Other Items
  Gain on disposition of Gateway                                               10,098                -         10,098
                                                                       -- ------------ -- ------------- -- -------------
                                                                       -- ------------ -- ------------- -- -------------

 Loss from continuing operations                                               (5,857)               -        (35,969)

Income (loss) from discontinued
   operations                                                                       -           (3,481)      (192,295)
                                                                       -- ------------ -- ------------- -- -------------
                                                                       -- ------------ -- ------------- -- -------------

Loss for the Period                                                    $       (5,857) $        (3,481) $    (228,264)
----------------------------------- --- ------------- --- ------------ -- ------------ -- ------------- -- -------------

Loss per Share - Continued                                             $        (0.00) $         (0.00)
   Operations
Loss per Share - Discontinued
   Operations                                                                   (0.00)           (0.00)
                                                                       -- ------------- -- ------------- -- ------------
                                                                       -- ------------- -- ------------- -- ------------
Loss per Share - Basic and diluted                                     $        (0.00) $         (0.00)
----------------------------------- --- ------------- -- ------------- -- ------------- -- ------------- -- ------------
                                    --- ------------- -- ------------- -- ------------- -- ------------- -- ------------

Weighted Average Shares
   Outstanding                                                             12,933,333        8,666,667
----------------------------------- --- ------------- -- ------------- -- ------------- -- ------------- -- ------------

                                            - See Accompanying Notes -

OUVO, INC.                                                                                                Statement 3
(Formerly Casino Entertainment Television, Inc.)
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Cash Flows
(Unaudited)

                                                                                           For the              From
                                                                        For the   Three Months        Incorporation,
                                                               Three Months                  Ended    March 13, 1991
                                                                          Ended           March 31,      to March 31,
                                                                      March 31, 2005          2004              2005
-------------------------------------------------------------- ------------------ ----------------- ------------------
Operating Activities
    Loss for the period                                        $          (5,857) $         (3,481) $       (228,264)
    Less: loss from discontinued operations                                    -             3,481           192,295
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
    Loss from continuing operations                                       (5,857)                -           (35,969)
    Adjustments to reconcile net loss to net cash used in
       operating activities
    Items not involving an outlay of cash:
        Gain on disposition of Gateway                                   (10,098)                            (10,098)
    Change in assets and liabilities:
        Bank overdraft                                                       (28)                -                 -
        Accrued liabilities                                                5,768                 -            25,768
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
         Net cash used in operating activities                           (10,215)                -           (20,299)
                                                               -- --------------- -- -------------- -- ---------------

Investing Activities
     Net monetary liabilities acquired - Gateway                               -                 -            (3,130)
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
         Net cash used in investing activities                                 -                 -            (3,130)
                                                               -- --------------- -- -------------- -- ---------------

Financing Activities
    Share issuances                                                            -                 -               100
    Due to related party                                                  10,215               789            10,215
    Loan from non-related party                                           25,000                 -           141,000
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
         Net cash provided by financing activities                        35,215               789           151,315
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------

         Net cash used in discontinued operations                        (25,000)                -          (127,886)
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------

Net Increase (Decrease) in Cash                                                -               789                 -
    Cash - Beginning of period                                                 -                 -                 -
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
         Cash - End of Period                                  $               -  $            789  $              -
-------------------------------------------------------------- -- --------------- -- -------------- -- ---------------
                                                                                                    -- ---------------

Supplemental Schedule of Non-cash Investing and Financing
   Activities
    Shares issued for acquisition of Gateway                   $               -  $              -  $         (3,130)
    Forgiveness of shareholder loan                            $               -  $              -  $         54,311
-------------------------------------------------------------- -- --------------- -- -------------- -- ---------------

Supplemental Schedule
    Taxes paid                                                 $               -  $              -  $          2,135
-------------------------------------------------------------- -- --------------- -- -------------- -- ---------------

                                            - See Accompanying Notes -

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     March 31, 2005

1. Organization, Going Concern and Discontinued Operations

Organization
Ouvo, Inc. (formerly Casino Entertainment Television, Inc. and ReserveNet, Inc.) (the “Company” or “ReserveNet”) was incorporated on 16 November 2000, under the laws of the State of Delaware with an authorized capital of 100,000,000 shares of $0.0001 par value common stock. The Company has not commenced significant operations.

On April 30, 2004, the Company entered into a Share Exchange Agreement (“Agreement” or “RTO”) with Gateway Entertainment Group, Inc. (“Gateway”), a New Jersey corporation, wherein the Company agreed to issue to the shareholders of Gateway 8,666,667 shares in exchange for the 1,000 shares that constituted all the issued and outstanding shares of Gateway. On June 25, 2004, Gateway completed the reverse acquisition under the Agreement with the Company. Immediately before the date of the RTO, the Company had 100,000,000 shares authorized and 366,667 shares of common stock issued and outstanding. The Company then forward-split its common shares on a 48:1 basis resulting in a pre RTO balance of 17,600,000 common shares. The total issued and outstanding shares after completing the RTO was 26,266,667 common shares.

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

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     March 31, 2005

1.     Organization, Going Concern and Discontinued Operations — Continued

Discontinued Operations
During the period, the Company decided to discontinue its operations with respect to the gaming industry. All operating activities related to the discontinued operations were carried out by the Company’s legal subsidiary, Gateway. The decision to discontinue this component was made by management due to the Company’s desire to shift its business focus to other unrelated opportunities. The Company has accounted for this discontinuance as discontinued operations in accordance with SFAS No. 144. Accordingly, the Company’s Gaming related operations are reflected as discontinued operations in these financial statements (Note 7).

On March 7, 2005 the Company, (i) changed the name of the Company to Ouvo, Inc., (ii) authorized Five Million (5,000,000) Shares of Class A Preferred Stock (the “Preferred Shares”), with terms and conditions to be determined by the Board at or around the time that Preferred Shares are to be issued, and (iii) a 3-to-1 reverse stock split of common stock. The total issued and outstanding shares after the 3 for 1 rollback is 8,000,000 common shares.

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

(Unaudited)     March 31, 2005

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

(Unaudited)     March 31, 2005

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

(Unaudited)     March 31, 2005

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

(Unaudited)     March 31, 2005

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

(Unaudited)     March 31, 2005

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

(Unaudited)     March 31, 2005

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

3. Loan Payable

As at March 31, 2005, the Company has been advanced $141,000 by a non-related company as a loan for working capital to pursue the gaming entertainment business. Subsequent to the period end, the company formally entered into a loan agreement with the non-related company outlining the interest and repayment terms (Note 8).

4. Share Capital

a)

All share information presented in these financial statements relating to share transactions taking place prior to June 25, 2004 has been restated to reflect the 8,667:1 ratio of 8,666,667 shares issued on June 25, 2004 to acquire 1,000 shares of Gateway.

b)	At the date of incorporation, Gateway issued 1,000 shares of common stock at $0.10 each for total consideration of $100.

c)

On July 31, 2004, pursuant to the terms and conditions of the Agreement between the Company and Gateway, dated April 30, 2004, the Company’s largest shareholder and member of its Board of Directors cancelled 9,600,000 of his 9,600,000 common shares in the Company, leaving him with a total of nil shares. The total issued and outstanding shares after this cancellation was 16,666,667 common shares.

d)

On March 7, 2005, as part of the decision to discontinue the operations of Gateway, all 8,666,667 shares issued to the original Gateway shareholders as part of the RTO were cancelled (Note 7). The total issued and outstanding shares after this cancellation was 8,000,000 common shares.

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)	March 31, 2005

4.	Share Capital — Continued

e)	On March 7, 2005, the holders of the majority of the outstanding shares of the Company authorized the Board of Directors of the Company to affect the following:

(i)

the authorization of Five Million (5,000,000) Shares of Class A Preferred Stock (the “Preferred Shares”), with terms and conditions to be determined by the Board at or around the time that Preferred Shares are to be issued, and

(ii)

a 3-to-1 reverse stock split of common stock. The total issued and outstanding shares after the 3 for 1 rollback is 8,000,000 common shares. The reverse stock split has been applied on a retroactive basis to the accompanying financial statements.

f)	There are no Share Purchase Options or Warrants outstanding as at March 31, 2005.

5. Related Party Balances and Transactions

        Except as disclosed elsewhere in these financial statements, related party transactions are as follows:

a)	The amount payable to a director of the Company is non-interest bearing, unsecured and due on demand.

b)	During the period, management fees in the amount of $10,000 (2004 — $Nil) were accrued to a director of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6. Income Taxes

The Company has incurred non-capital losses for tax purposes of approximately $90,000, which may be carried forward until 2025 and used to reduce taxable income of future years. The potential future tax benefits of this loss have not been recognized in these financial statements due to the uncertainty of its realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

     Details of future income tax assets:

            Non-capital tax loss                                              $              31,000
            Valuation allowance                                                             (31,000)
                                                                              ----- -----------------
                                                                              ----- -----------------
                                                                              $                   -
                                                                              ----- -----------------

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     March 31, 2005

6. Income Taxes — Continued

The Company did not record any current or deferred income tax provision or benefit for any periods presented due to net continuing losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of the uncertainty regarding its realizability.

7. Discontinued Operations

During the period, the Company decided to discontinue its operations with respect to the gaming industry. All operating activities related to the discontinued operations were carried out by the Company’s legal subsidiary, Gateway. The decision to discontinue this component was made by management due to the Company’s desire to shift its business focus to other unrelated opportunities. Accordingly, the Company’s Gaming related operations are considered discontinued in these financial statements.

On March 7, 2005, the Company entered into a Separation Agreement with Stephen Lasser (the “Lasser Agreement”) and a Share Cancellation and Business Transfer Agreement with Lawrence Smith (the “Smith Agreement”). All shares issued to the Gateway shareholders as a result of the reverse merger were cancelled.

Under the Smith Agreement, Smith agreed to cancel his shares in the Company and the Company agreed to transfer its assets related to the establishment of a television network dedicated to the GLM (the “Gaming Network Business”), including ownership of Gateway, to Smith. The assets comprising the Gaming Network Business were transferred to Smith in exchange for the cancellation of Smith’s 5,200,000 shares of the Company’s common stock. The Gaming Network Business was transferred on March 8, 2005. Smith was formerly an officer and director of the Company and was the Company’s largest shareholder prior to the cancellation of his shares.

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

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     March 31, 2005

8. Subsequent Events

By agreement dated June 19, 2005, the Company entered into a loan agreement with an unrelated company under which the Company has requested a loan in the amount of up to $250,000. As of June 16, 2005 the lender had previously advanced $176,000 of which $2,323 has been repaid. The loan bears interest from June 16, 2005 at a rate of 10% per annum and is due and payable on June 19, 2006. The loan is secured by all the assets of the Company. As at March 31, 2005 the loan balance is at $141,000.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to our filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Despite efforts to develop a gaming lifestyle business, the Company decided, during the current period, to discontinue its operations with respect to the gaming industry. On March 7, 2005, the Company entered into a Separation Agreement with Stephen Lasser and a Share Cancellation and Business Transfer Agreement with Lawrence Smith whereby all shares issued to the Gateway shareholders as a result of the June 2004 Agreement were cancelled.

On March 7, 2005, a majority of the shareholders entitled to vote elected to (i) change the Company’s name to Ouvo, Inc.; (ii) authorize 5,000,000 shares of Class A Preferred Stock; and (iii) consolidate the issued and outstanding shares of common stock on a 1:3 basis.

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

Results of Operations

During the three months ended March 31, 2005, the Company discontinued its operations and is not currently engaged in any active business other than the search for an operating business to acquire.

Net Losses

For the period from March 13, 1991 (the incorporation of Gateway), to March 31, 2005, the Company recorded a net loss of $228,264, which is primarily attributable to losses from the discontinuation of business operations.

Net losses for the three month period ended March 31, 2005, were $5,857 as compared to net losses of $3,481 for the three month period ended March 31, 2004.

During the three month period ended March 31, 2005, the Company did not realize any revenues from operations.

The Company expects to continue to incur net losses in future periods until such time as we can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from March 13, 1991, to March 31, 2005.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had no current and total assets, with total liabilities of $176,983, as of March 31, 2005. Net stockholders’ deficit in the Company was $176,983 at March 31, 2005.

Cash flow used in operating activities was $10,215 for the three month period ended March 31, 2005, as compared to cash flow used in operating activities of $0 for the three month period ended March 31, 2004.

Cash flow used in investing activities was $0 for the three month period ended March 31, 2005, as compared to cash flow used in investing activities of $0 for the three month period ended March 31, 2004.

Cash flow provided by financing activities was $35,215 for the three month period ended March 31, 2005, as compared to cash flow provided by financing activities of $789 for the three month period ended March 31, 2004. The cash flow provided by financing activities during the current period is attributable both to a loan from a non-related party and from a related party.

Net cash used in discontinued operations was $25,000 for the three month period ended March 31, 2005, as compared to net cash used in discontinued operations of $0 for the three month period ended March 31, 2004. Net cash used in discontinued operations is attributed to abandoned efforts related to the Company’s web based restaurant reservation system.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004, included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of limited operations. The Company’s accumulated deficit was $222,407 as of December 31, 2004, which had increased to $228,264 as of March 31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of our securities; and (3) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

Our president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures

    a)        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2005 and 2004.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of controls and procedures

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders action in lieu of special meetings of the shareholders are permitted in accordance with the provisions set forth in Title 8, Chapter 1, Subchapter VII § 228(a) of the State of Delaware General Corporation Law which provides that any action required or permitted to be taken at an annual or special meeting of the shareholders may be taken without a meeting, without prior notice, and without a vote, if the action is taken by the holders of the majority of the outstanding stock of each voting group entitled to vote thereon having not less that the minimum number of votes required to take such action at a meeting at which the whole voting group was present and able to vote.

On March 7, 2005, a majority of the shareholders entitled to vote on a shareholders action in lieu of a special meeting elected to (i) change the Company’s name to Ouvo, Inc.; (ii) authorize 5,000,000 shares of Class A Preferred Stock; and (iii) consolidate the issued and outstanding shares of common stock on a 1:3 basis.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 25 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of March 2006.

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