Form 10QSB
period 2005-06-30
OUVO, INC.
filed 2006-03-10
CIK 1157688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

Yes     X              No

The number of issued and outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of  March 9, 2006 was 8,000,000.

TABLE OF CONTENTS

Page

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheet - June 30, 2005 (unaudited)	4
Consolidated Statements of Operations - three and six months ended June 30, 2005 and 2004 and the period since incorporation November 16, 2000 to June 30, 2005 (unaudited)	5
Consolidated Statements of Cash Flows - six months ended June 30, 2005 and 2004 and the period since incorporation November 16, 2000 to June 30, 2005 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS	17
ITEM 3. CONTROLS AND PROCEDURES	21
PART II. - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	22
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	22
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22
ITEM 5. OTHER INFORMATION	22
ITEM 6. EXHIBITS	22
SIGNATURES	23
INDEX TO EXHIBITS	24

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
------------------------------------------------------------------------------------------------ ---- ----------------
------------------------------------------------------------------------------------------------ ---- ----------------

LIABILITIES
------------------------------------------------------------------------------------------------ ---- ----------------
Current
    Accrued liabilities                                                                          $              27,059
    Accrued interest on loan payable                                                                               666
    Loan payable                                                                                               173,677
    Due to related party                                                                                        25,673
                                                                                                 ---- ----------------
                                                                                                               227,075
                                                                                                 ---- ----------------

STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------------------------ ---- ----------------
Capital Stock
    Preferred stock
      Authorized:  5,000,000 Class A preferred shares
      Issued:         Nil                                                                                            -
    Common stock
      Authorized:  100,000,000 shares with $0.0001 par value
      Issued and outstanding:  8,000,000                                                                           800
      Additional paid-in capital                                                                                50,481
Deficit - accumulated during the development stage                                                           (278,356)
                                                                                                 ---- ----------------
                                                                                                 ---- ----------------
                                                                                                            (227,075)
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
(Formerly Casino Entertainment Television, Inc.)
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Operations
(Unaudited)

                                                                              For the          For the               From
                                              For the         For the      Six Months       Six Months   Incorporation of
                                   Three Months Ended    Three Months           Ended            Ended     Gateway, March
                                             June 30,           Ended        June 30,         June 30,   13, 1991 to June
                                                 2005   June 30, 2004            2005             2004           30, 2005
---------------------------------- ------------------- --------------- --------------- ---------------- ------------------
-----------------------------------
 Expenses
  Audit and accounting              $          3,000  $             -  $        6,000  $             -  $       26,000
  Interest                                       666                -             666                -             666
  Legal                                       30,290                -          32,653                -          42,653
  Management fees                             15,000                -          25,000                -          25,000
  Office                                         732                -             919                -           1,031
  Transfer agent fees                            404                -             809                -             809
                                    --- ------------- --- ------------ -- ------------ -- ------------- --- --------------
                                    --- ------------- --- ------------ -- ------------ -- ------------- --- --------------
                                            (50,092)                -        (66,047)                -         (96,159)
 Other Items
  Gain on disposition of Gateway                                               10,098                -          10,098
                                                                       -- ------------ -- ------------- --- --------------
                                    --- ------------- --- ------------ -- ------------ -- ------------- --- --------------

 Loss from continuing operations            (50,092)                -        (55,949)                -         (86,061)

Income (loss) from discontinued
   operations                                      -          (5,458)               -          (8,939)       (192,295)
                                    --- ------------- --- ------------ -- ------------ -- ------------- --- --------------
                                    --- ------------- --- ------------ -- ------------ -- ------------- --- --------------

Loss for the Period                 $       (50,092)  $       (5,458)  $     (55,949)  $       (8,939) $     (278,356)
----------------------------------- --- ------------- --- ------------ -- ------------ -- ------------- --- --------------

Loss per Share - Continued          $         (0.01)  $        (0.00)  $       (0.01)  $        (0.00)
   Operations
Income (Loss) per Share -
   Discontinued Operations                    (0.00)           (0.00)          (0.00)             0.00
                                    --- ------------- -- ------------- -- ------------- -- ------------- -- --------------
                                    --- ------------- -- ------------- -- ------------- -- ------------- -- --------------
Income (Loss) per Share - Basic     $         (0.01)  $        (0.00)$         (0.01)  $          0.00
   and diluted
----------------------------------- --- ------------- -- ------------- -- ------------- -- ------------- -- --------------
                                    --- ------------- -- ------------- -- ------------- -- ------------- -- --------------

Weighted Average Shares
   Outstanding                             8,000,000        9,633,700      11,160,221        9,150,183
----------------------------------- --- ------------- -- ------------- -- ------------- -- ------------- -- --------------

                                            - See Accompanying Notes -

OUVO, INC.                                                                                                Statement 3
(Formerly Casino Entertainment Television, Inc.)
(Formerly ReserveNet, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Cash Flows
(Unaudited)

                                                                                                                From
                                                                        For the            For the     Incorporation
                                                                     Six Months         Six Months       of Gateway,
                                                                          Ended              Ended    March 13, 1991
                                                                       June 30,           June 30,       to June 30,
                                                                           2005               2004              2005
-------------------------------------------------------------- ------------------ ----------------- ------------------
Operating Activities
    Loss for the period                                        $         (55,949) $         (8,939) $       (278,356)
    Less: loss from discontinued operations                                    -             8,939           192,295
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
    Loss from continuing operations                                      (55,949)                -           (86,061)
    Adjustments to reconcile net loss to net cash used in
       operating activities
    Items not involving an outlay of cash:
        Accrued interest                                                     666                 -               666
        Gain on disposition of Gateway                                   (10,098)                -           (10,098)
    Change in assets and liabilities:
        Bank overdraft                                                       (28)                -                 -
        Accrued liabilities                                                7,059                 -            27,059
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
         Net cash used in operating activities                           (58,350)                -           (68,434)
                                                               -- --------------- -- -------------- -- ---------------

Investing Activities
     Net monetary liabilities acquired - Gateway                               -            (3,130)           (3,130)
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
         Net cash used in investing activities                                 -            (3,130)           (3,130)
                                                               -- --------------- -- -------------- -- ---------------

Financing Activities
    Share issuances                                                            -                 -               100
    Due to related party                                                  25,673                 -            25,673
    Loan from non-related party                                           57,677           100,000           173,677
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
         Net cash provided by financing activities                        83,350           100,000           199,450
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------

         Net cash used in discontinued operations                        (25,000)          (96,786)         (127,886)
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------

Net Increase (Decrease) in Cash                                                -                84                 -
    Cash - Beginning of period                                                 -                 -                 -
                                                               -- --------------- -- -------------- -- ---------------
                                                               -- --------------- -- -------------- -- ---------------
         Cash - End of Period                                  $               -   $            84  $              -
-------------------------------------------------------------- -- --------------- -- -------------- -- ---------------
                                                                                                    -- ---------------

Supplemental Schedule of Non-cash Investing and Financing
   Activities
    Shares issued for acquisition of Gateway                   $               -  $          (3,130)$         (3,130)
    Forgiveness of shareholder loan                            $               -  $          54,311 $         54,311
-------------------------------------------------------------- -- --------------- -- -------------- -- ---------------

                                            - See Accompanying Notes -

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     June 30, 2005

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

(Unaudited)     June 30, 2005

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

(Unaudited)     June 30, 2005

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

(Unaudited)     June 30, 2005

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

(Unaudited)     June 30, 2005

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

(Unaudited)     June 30, 2005

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

(Unaudited)     June 30, 2005

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

(Unaudited)     June 30, 2005

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

3. Loan Payable

By agreement dated June 19, 2005, the Company entered into a loan agreement with an unrelated company under which the Company has requested a loan in the amount of up to $250,000. As of June 16, 2005 the lender had previously advanced $176,000 of which $2,323 has been repaid. The loan bears interest from June 16, 2005 at a rate of 10% per annum and is due and payable on June 19, 2006. The loan is secured by all the assets of the Company. As at June 30, 2005 the loan balance is at $173,677.

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

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)	June 30, 2005

4.	Share Capital — Continued

e)	On March 7, 2005, the holders of the majority of the outstanding shares of the Company authorized the Board of Directors of the Company to affect the following:

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

f)	There are no Share Purchase Options or Warrants outstanding as at June 30, 2005.

5. Related Party Balances and Transactions

        Except as disclosed elsewhere in these financial statements, related party transactions are as follows:

a)	The amount payable to a director of the Company is non-interest bearing, unsecured and due on demand.

b)	During the period, management fees in the amount of $25,000 (2004 — $Nil) were accrued to a director of the Company.

The above transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6. Income Taxes

The Company has incurred non-capital losses for tax purposes of approximately $139,000, which may be carried forward until 2025 and used to reduce taxable income of future years. The potential future tax benefits of this loss have not been recognized in these financial statements due to the uncertainty of its realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

        Details of future income tax assets:

            Non-capital tax loss                                              $              47,000
            Valuation allowance                                                             (47,000)
                                                                              ----- -----------------
                                                                              ----- -----------------
                                                                              $                   -
                                                                              ----- -----------------

OUVO, INC.

(Formerly Casino Entertainment Television, Inc.) (Formerly ReserveNet, Inc.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)     June 30, 2005

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

Results of Operations

During the six month period ended June 30, 2005, the Company discontinued its operations and is not currently engaged in any active business other than the search for an operating business to acquire.

Net Losses

For the period from March 13, 1991 (the incorporation of Gateway) to June 30, 2005, the Company recorded a net loss of $278,356, $192,295 of which is attributable to losses from the discontinuation of business operations.

Net losses for the six month period ended June 30, 2005 were $55,949 as compared to net losses of $8,939 for the six month period ended June 30, 2004.

During the six month period ended June 30, 2005, the Company did not realize any revenues from operations.

The Company expects to continue to incur net losses in future periods until such time as we can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from March 13, 1991 to June 30, 2005.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had no current assets or total assets, with total liabilities of $227,075, as of June 30, 2005. Net stockholders’ deficit in the Company was $227,075 at June 30, 2005.

Cash flow used in operating activities was $58,350 for the six month period ended June 30, 2005, as compared to cash flow used in operating activities of $0 for the six month period ended June 30, 2004. The cash flow used in operation activities during the current period is primarily attributable to losses from continuing operations.

Cash flow used in investing activities was $0 for the six month period ended June 30, 2005, as compared to cash flow used in investing activities of $3,130 for the six month period ended June 30, 2004.

Cash flow provided by financing activities was $83,350 for the six month period ended June 30, 2005, as compared to cash flow provided by financing activities of $100,000 for the six month period ended June 30, 2004. The cash flow provided by financing activities during the current period is attributable to both a loan from a non-related party and monies due to a related party.

Net cash used in discontinued operations was $25,000 for the six month period ended June 30, 2005, as compared to net cash used in discontinued operations of $96,786 for the six month period ended June 30, 2004.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of limited operations and a failure to commence planned operations with an accumulated deficit of $222,407 as of December 31, 2004, which had increased to $278,356 as of June 30, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of our securities; and (3) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

Our president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures

    a)        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2005 and 2004.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of March 2006.

Ouvo, Inc.

/s/ Kent Carasquero

By: Kent Carasquero

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated October 31,2000. (Incorporated by reference from Form SB2 filed with the SEC on August 24, 2001.)
3(i)(b)	*	Amended Articles of Incorporation dated July 26, 2004. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
3(i)(c)	*	Amended Articles of Incorporation dated April 12, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
3(ii)	*	By-Laws dated October 31, 2000. (Incorporated by reference from Form SB-2 filed with the SEC on August 24, 2001.)
10(i)	*	Share Exchange Agreement dated April 30th 2004 between Reservenet, Inc. and Gateway Entertainment Group Inc. (Incorporated by reference from Form 8K filed with the SEC on June 24, 2004.)
10(ii)	*	Separation Agreement dated March 7, 2005 between Casino Entertainment Television Inc. and Stephen Lasser. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
10(iii)	*

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