Form 10KSB
period 2005-12-31
OUVO, INC.
filed 2006-08-29
CIK 1157688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 .

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

325-3495 Cambie Street, Vancouver, British Columbia V5Z 4R3
(Address of Principal Executive Office)          (Postal Code)

(604) 725-4160
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock ($0.0001 Par Value)	Name of each Exchange on Which Registered None

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

Yes     X              No

The registrant's net sales for the year ended December 31, 2005, were $0.

The aggregate value of the registrant's common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates is $25,000 based on the price at which the common stock was orginally sold in May of 2001.

At August 28, 2006, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 8,000,000.

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

On June 25, 2004, the Company entered into a Share Exchange Agreement (“Agreement”) with Gateway Entertainment Group, Inc., (“Gateway”), a private company seeking to develop a gaming lifestyle media business offering gambling, entertainment, news and information. Pursuant to the Agreement, the Company issued the shareholders of Gateway 26,000,000 shares post 48:1 forward split shares in exchange for all the issued and outstanding shares of Gateway. On July 26, 2004, a majority of the shareholders entitled to vote, elected to change the Company’s name from “ReserveNet, Inc.” to “Casino Entertainment, Inc.” in line with our new business focus.

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

* working capital, financial requirements and availability of additional financing;

* history of operation, if any;

* nature of present and expected competition;

* quality and experience of management;

* need for further research, development or exploration;

* potential for growth, expansion, and profits; and

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 325-3495 Cambie Street, Vancouver, British Columbia, Canada, V5Z 4R3. We pay no rent for the use of this address. We do not believe that we will need to maintain additional office space at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3. LEGAL PROCEEDINGS

Kummer Kaemper Bonner Renshaw and Ferrario, Attorneys at Law, had been retained to represent the Company in the defense of an action entitled Media Underground, Inc. v. Casino Entertainment Television, Inc., et al, filed in the District Court for Clark County, Nevada as Case No. A495425 (“Action”). Media Underground Inc., (“Plaintiff”) alleged that it entered into a sublease agreement with the Company for certain premises located at 3485 West Harmon Avenue, Suite 110 in Las Vegas, Nevada, and that the payments called for by the sublease were not made. Plaintiff asserted the following claims for relief: (1) Breach of Contract; (2) Breach of the Implied Covenant of Good Faith and Fair Dealing; (3) Fraud in the Inducement; and (4) Attorneys’ fees.

Subsequent to the year ended December 31, 2005, the Company settled its lawsuit with the Plaintiff by agreeing to pay $10,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2005.

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

Record Holders

As of August 28, 2006, there were approximately 27 shareholders of record holding a total of 8,000,000 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Results of Operations

During 2005, the Company abandoned efforts to develop a web based reservation system for restaurants and entered into an Agreement to be acquired by Gateway in an effort to develop a gaming lifestyle business.

Net Losses

For the period from March 13, 1991 (the incorporation of Gateway) to December 31, 2005, the Company recorded a net loss of $360,051 which is attributable to losses from the discontinuation of business operations.

Net losses for the twelve month period ended December 31, 2005 were $137,644 as compared to net losses of $161,696 for the twelve month period ended December 31, 2004.

During the twelve month period ended December 31, 2005, the Company did not realize any revenues from operations.

The Company expects to continue to incur net losses in future periods until such time as we can generate revenue. However, there is no assurance that the Company will ever generate sufficient revenues to fund operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from March 13, 1991 to December 31, 2005.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $17,202, consisting solely of cash, with current and total liabilities of $325,972 as of December 31, 2005. Net stockholders’ deficit in the Company was $308,770 at December 31, 2005.

Cash flow used in operating activities was $91,740 for the twelve month period ended December 31, 2005 as compared to cash flow used in operating activities of $10,112 for the twelve month period ended December 31, 2004. The cash flow used in operating activities is primarily attributable to general and administrative expenses.

Cash flow used in investing activities was $0 for the twelve month period ended December 31, 2005, as compared to cash flow used in investing activities of $3,130 for the twelve month period ended December 31, 2004. The cash flow used in investing activities during the former period is attributable to the liabilities assumed with the acquisition of Gateway.

Cash flow provided by financing activities was $133,970 for the twelve month period ended December 31, 2005, as compared to cash flow provided by financing activities of $116,000 for the twelve month period ended December 31, 2004. The cash flow provided by financing activities during the current period is attributable to a loan from a non-related party.

Net cash used in discontinued operations was $25,000 for the twelve month period ended December 31, 2005, as compared to net cash used in discontinued operations of $102,786 for the twelve month period ended December 31, 2004. Net cash used in discontinued operations is attributed to abandoned efforts related to the Company’s web based restaurant reservation system and gaming lifestyles business.

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

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2005, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of limited operations. The Company’s accumulated deficit was $360,051 as of December 31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of our securities; and (3) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2005 are attached hereto as pages F-1 through F-20.

                                                    OUVO, INC.
                                           (A Development Stage Company)

                                                       INDEX

                                                                                                             Page

         Report of Independent Registered Public Accounting Firm                                              F-2

         Report of Independent Registered Public Accounting Firm                                              F-3

         Balance Sheet                                                                                        F-4

         Statements of Operations                                                                             F-5

         Statements of Cash Flows                                                                             F-6

         Statements of Stockholders' Equity (Deficit)                                                         F-7

         Schedule 1 - General and Administrative Expenses                                                     F-9

         Notes to Financial Statements                                                                       F-10

         James Stafford

Chartered Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ouvo, Inc.

(A Development Stage Company)

We have audited the balance sheet of Ouvo, Inc. (the “Company”) as at 31 December 2005, and the related statements of operations, cash flows and changes in stockholders’ deficiency for the year then ended. We have also audited the statements of operations, cash flows and changes in stockholders’ deficiency for the period from inception on 13 March 1991 to 31 December 2005, except that we did not audit the financial statements for the period from the date of inception on 13 March 1991 to 31 December 2004; those statements were audited by other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as at 31 December 2004 and the period from inception on 13 March 1991 to 31 December 2004 were audited by another firm of auditors, whose report dated 30 December 2005 included an explanatory paragraph that described the financial statements were prepared assuming that the Company will continue as a going concern when conditions existed which raised substantial doubt about the Company’s ability to continue as a going concern, discussed in Note 1 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2005 and the results of its operations, cash flows and changes in stockholders’ deficiency for the year then ended and for the period from the date of inception on 13 March 1991 to 31 December 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

Chartered Accountants

5 July 2006

De Joya Griffith & Company, LLC

Certified Public Accountants & Consultants

2425 W. Horizon Ridge Parkway

Henderson, Nevada 89052

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Ouvo, Inc.

Vancouver, British Columbia

Canada

We have audited the accompanying balance sheet of Ouvo, Inc. (A Development Stage Company) as of December 31, 2004, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2004 and 2003 and for the period from March 13, 1991 (Date of Inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ De Joya Gritffith & Company, LLC

De Joya Griffith & Company, LLC

Henderson, Nevada

December 30, 2005

Telephone (702) 563-1600 ? Facsimile (702) 920-8049

Ouvo, Inc.
(A Development Stage Company)
 Balance Sheets
(Expressed in U.S. Dollars)
As at 31 December
--------------------------------------------------------------------------------------------------------------------

                                                                                                    2005               2004
                                                                                                       $                  $

    Assets

    Current
    Cash and cash equivalents                                                                     17,202                  -
    Assets held for sale and discontinued operations (Note 10)                                         -              3,136
                                                                                         ----------------    ---------------
                                                                                         ----------------    ---------------

                                                                                                  17,202              3,136
                                                                                         ----------------    ---------------

    Liabilities

    Current
    Bank indebtedness                                                                                  -                 28
    Accounts payable and accrued liabilities (Note 3)                                             44,795             20,000
    Note payable (Note 4)                                                                        260,948            116,000
    Due to related party (Note 6)                                                                 20,229                  -
    Current liabilities of discontinued operations (Note 10)                                           -             38,234
                                                                                         ----------------    ---------------
                                                                                         ----------------    ---------------

                                                                                                 325,972            174,262
                                                                                         ----------------    ---------------
                                                                                         ----------------    ---------------

    Stockholders' deficiency
    Capital stock (Note 7)
    Authorized
    100,000,000 of common shares, par value $0.0001
    Issued and outstanding
    2005 - 8,000,000 common shares, par value $0.0001
    2004 - 16,666,667 common shares, par value $0.0001                                               800              1,667
    Additional paid-in capital                                                                    50,481             49,614
    Deficit, accumulated during the development stage                                          (360,051)          (222,407)
                                                                                         ----------------    ---------------
                                                                                         ----------------    ---------------

                                                                                               (308,770)          (171,126)
                                                                                         ----------------    ---------------
                                                                                         ----------------    ---------------

                                                                                                  17,202              3,136
                                                                                         ----------------    ---------------

Nature and Continuance of Operations (Note 1)

                    The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
 Statements of Operations
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------------

                                                     For the period       For the year       For the year      For the year
                                                      from the date
                                                       of inception
                                                        on 13 March
                                                         1991 to 31           ended 31           ended 31          ended 31
                                                      December 2005      December 2005      December 2004     December 2003
                                                                  $                  $                  $                 $

Expenses
General and administrative (Schedule 1)                     177,854            147,742             30,112                 -
                                                    ----------------     --------------    ---------------    --------------
                                                    ----------------     --------------    ---------------    --------------

Net loss from continuing operations                       (177,854)          (147,742)           (30,112)                 -

Discontinued operations (Note 10)
Loss from discontinued operations before gain
on disposition                                            (192,295)                  -          (131,584)           (7,123)
Gain on disposition of discontinued operations               10,098             10,098                  -                 -
                                                    ----------------     --------------    ---------------    --------------
                                                    ----------------     --------------    ---------------    --------------

Income (loss) from discontinued operations                (182,197)             10,098          (131,584)           (7,123)
                                                    ----------------     --------------    ---------------    --------------
                                                    ----------------     --------------    ---------------    --------------

Net loss for the period                                   (360,051)          (137,644)          (161,696)           (7,123)
                                                    ----------------     --------------    ---------------    --------------
                                                    ----------------     --------------    ---------------    --------------

Basic and diluted earnings per common share                                    (0.017)            (0.010)           (0.001)
                                                                         --------------    ---------------    --------------
                                                                         --------------    ---------------    --------------

Weighted average number of common shares used
in per share calculations                                                    8,000,000         16,666,667         8,666,667
                                                                         --------------    ---------------    --------------

                    The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
 Statements of Cash Flows
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------------

                                                          For the       For the year       For the year      For the year
                                                      period from
                                                      the date of
                                                     inception on
                                                    13 March 1991
                                                            to 31           ended 31           ended 31          ended 31
                                                    December 2005      December 2005      December 2004     December 2003
                                                                $                  $                  $                 $

   Cash flows from operating activities
   Net loss for the period                              (360,051)          (137,644)          (161,696)           (7,123)
      Loss (gain) from discontinued operations            182,197           (10,098)            131,584             7,123
                                                   ---------------     --------------    ---------------    --------------
                                                   ---------------     --------------    ---------------    --------------
      Loss from continuing operations                   (177,854)          (147,742)           (30,112)                 -

   Adjustment for non-cash item
      Accrued interest                                     10,978             10,978                  -                 -

   Changes in operating assets and liabilities
      Increase in accounts payable and
      accrued liabilities                                  44,795             24,795             20,000                 -
      Increase in due to related party                     20,229             20,229                  -                 -
                                                   ---------------     --------------
                                                   ---------------     --------------    ---------------    --------------

                                                        (101,852)           (91,740)           (10,112)                 -
                                                   ---------------     --------------    ---------------    --------------
                                                   ---------------     --------------    ---------------    --------------

   Cash flows from investing activities
   Net monetary liabilities from acquisition              (3,130)                  -            (3,130)                 -
                                                   ---------------     --------------    ---------------    --------------

                                                          (3,130)                  -            (3,130)                 -

   Cash flows from financing activities
   Common shares issued for cash                              100                  -                  -                 -
   Increase in note payable                               249,970            133,970            116,000                 -
                                                   ---------------     --------------    ---------------    --------------

                                                          250,070            133,970            116,000                 -

   Net cash used in discontinued operations             (127,886)           (25,000)          (102,786)           (5,931)
                                                   ---------------     --------------    ---------------    --------------

   Increase in cash and cash equivalents                   17,202             17,230               (28)           (5,931)

   Cash and cash equivalents, beginning of
   period                                                       -               (28)                  -             5,931
                                                   ---------------     --------------    ---------------    --------------
                                                   ---------------     --------------    ---------------    --------------

   Cash and cash equivalents, end of period                17,202             17,202               (28)                 -
                                                   ---------------     --------------    ---------------    --------------

Supplemental Disclosures with Respect to Cash Flows (Note 9)

                    The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
 Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------------

                                             Number of    Capital Stock      Additional         Deficit,     Stockholders'
                                                                                             accumulated
                                                                                              during the
                                                                                paid-in      development
                                         shares issued                          capital            stage        deficiency
                                                                      $               $                $                 $

Balance at 13 March 1991 (inception)                 -                -               -                -                 -
  Common shares issued for cash
  ($0.0001 per share) (Note 7)               8,666,667              867           (767)                -               100
  Net loss for the period                            -                -               -         (18,455)          (18,455)
                                           ------------     ------------    ------------    -------------    --------------
                                           ------------     ------------    ------------    -------------    --------------

Balance at 31 December 1991                  8,666,667              867           (767)         (18,455)          (18,355)
  Net loss for the year                              -                -               -         (20,665)          (20,665)
                                           ------------     ------------    ------------    -------------    --------------
                                           ------------     ------------    ------------    -------------    --------------

Balance at 31 December 1992                  8,666,667              867           (767)         (39,120)          (39,020)
  Net loss for the year                              -                -               -          (7,645)           (7,645)
                                           ------------     ------------    ------------    -------------    --------------
                                           ------------     ------------    ------------    -------------    --------------

Balance at 31 December 1993                  8,666,667              867           (767)         (46,765)          (46,665)
  Net loss for the year                              -                -               -          (5,560)           (5,560)
                                           ------------     ------------    ------------    -------------    --------------
                                           ------------     ------------    ------------    -------------    --------------

Balance at 31 December 1994                  8,666,667              867           (767)         (52,325)          (52,225)
  Net loss for the year                              -                -               -          (2,400)           (2,400)
                                           ------------     ------------    ------------    -------------    --------------
                                           ------------     ------------    ------------    -------------    --------------

Balance at 31 December 1995                  8,666,667              867           (767)         (54,725)          (54,625)
  Net loss for the year                              -                -               -          (3,003)           (3,003)
                                           ------------     ------------    ------------    -------------    --------------
                                           ------------     ------------    ------------    -------------    --------------

Balance at 31 December 1996                  8,666,667              867           (767)         (57,728)          (57,628)
  Net loss for the year                              -                -               -          (5,007)           (5,007)
                                           ------------     ------------    ------------    -------------    --------------
                                           ------------     ------------    ------------    -------------    --------------

Balance at 31 December 1997                  8,666,667              867           (767)         (62,735)          (62,635)
  Net loss for the year                              -                -               -          (5,699)           (5,699)
                                           ------------     ------------    ------------    -------------    --------------
                                           ------------     ------------    ------------    -------------    --------------

Balance at 31 December 1998                  8,666,667              867           (767)         (68,434)          (68,334)
  Net loss for the year                              -                -               -          (5,828)           (5,828)
                                           ------------     ------------    ------------    -------------    --------------
                                           ------------     ------------    ------------    -------------    --------------

Balance at 31 December 1999                  8,666,667              867           (767)         (74,262)          (74,162)
  Net loss for the year                              -                -               -            5,525             5,525
                                           ------------     ------------    ------------    -------------    --------------
                                           ------------     ------------    ------------    -------------    --------------

Balance at 31 December 2000                  8,666,667              867           (767)         (68,737)          (68,637)
  Net loss for the year                              -                -               -          (5,208)           (5,208)
                                           ------------     ------------    ------------    -------------    --------------
                                           ------------     ------------    ------------    -------------    --------------

Balance at 31 December 2001                  8,666,667              867           (767)         (73,945)          (73,845)
  Net loss for the year                              -                -               -           20,357            20,357
                                           ------------     ------------    ------------    -------------    --------------
                                           ------------     ------------    ------------    -------------    --------------

Balance at 31 December 2002                  8,666,667              867           (767)         (53,588)          (53,488)
  Net loss for the year                              -                -               -          (7,123)           (7,123)
                                           ------------     ------------    ------------    -------------    --------------
                                           ------------     ------------    ------------    -------------    --------------

                    The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
 Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------------

                                                                                                Deficit,
                                                                                             accumulated
                                                                             Additional       during the
                                             Number of                          paid-in      development   Stockholders'
                                         shares issued    Capital Stock         capital            stage      deficiency
                                                                      $               $                $               $

Balance at 31 December 2003                  8,666,667              867           (767)         (60,711)        (60,611)
  Contribution to capital by related
  party - forgiveness of shareholder
  loan                                               -                -          54,311                -          54,311
  Net loss for the period                            -                -               -          (8,939)         (8,939)
                                           ------------     ------------    ------------    -------------    ------------
                                           ------------     ------------    ------------    -------------    ------------

Balance at 24 June 2004                      8,666,667              867          53,544         (69,650)        (15,239)
  Acquisition - recapitalization            17,600,000            1,760         (4,890)                -         (3,130)
  Cancellation of common shares - 31
  July 2004                                (9,600,000)            (960)             960                -               -
  Net loss for the period                            -                -               -        (152,757)       (152,757)
                                           ------------     ------------    ------------    -------------    ------------
                                           ------------     ------------    ------------    -------------    ------------

Balance at 31 December 2004                 16,666,667            1,667          49,614        (222,407)       (171,126)
  Cancellation of common shares - 7
  March 2005 (Note 1)                      (8,666,667)            (867)             867                -               -
  Net loss for the year                              -                -               -        (137,644)       (137,644)
                                           ------------     ------------    ------------    -------------    ------------
                                           ------------     ------------    ------------    -------------    ------------

Balance at 31 December 2005                  8,000,000              800          50,481      (360,051)         (308,770)
                                           ------------     ------------    ------------    -------------    ------------

                    The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Schedule 1 - General and Administrative Expenses
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------------

                                                           For the        For the year        For the year        For the year
                                                       period from
                                                       the date of
                                                      inception on
                                                     13 March 1991
                                                             to 31            ended 31            ended 31            ended 31
                                                     December 2005       December 2005       December 2004       December 2003
                                                                 $                   $                   $                   $

Interest (Note 4)                                           10,947              10,947                   -                   -
Legal and accounting                                        98,302              68,302              30,000                   -
Management fees (Note 11)                                   55,000              55,000                   -                   -
Office and miscellaneous                                     2,441               2,329                 112                   -
Settlement of lawsuit (Notes 12 and 13)                     10,000              10,000                   -                   -
Share transfer fees                                          1,164               1,164                   -                   -
                                                    ---------------     ---------------    ----------------    ----------------

                                                           177,854             147,742              30,112                   -
                                                    ---------------     ---------------    ----------------    ----------------

                    The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2005

1. Nature and Continuance of Operations

Ouvo, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on 16 November 2000. The Company was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 31 December 2005 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $137,644 for the year ended 31 December 2005 (31 December 2004 — $161,696, 31 December 2003 — $7,123) and has a working capital deficit of $308,770 at 31 December 2005 (31 December 2004 — $171,126).

On 30 April 2004, the Company entered into a Share Exchange Agreement (the “Agreement”) with Gateway Entertainment Group, Inc. (the “Gateway”), a New Jersey corporation, wherein the Company agreed to issue to the shareholders of Gateway 8,666,667 common shares in exchange for the 1,000 shares that constituted all the issued and outstanding shares of Gateway. On 25 June 2004, Gateway completed the reverse acquisition under the Agreement with the Company. Immediately before the acquisition, the Company had 100,000,000 common shares authorized and 366,667 common shares issued and outstanding. The Company completed a 48:1 forward stock split and the total issued and outstanding shares after completing the acquisition was 26,266,667 common shares.

Immediately after the acquisition, the management of Gateway took control of the board and office positions of the Company, constituting a change of control. Because the former owners of Gateway gained control of the Company, the transaction would normally have been considered a purchase by Gateway. However, since the Company was not a business, the transaction was not considered to be a business combination, and the transaction was accounted for as a recapitalization of Gateway and the issuance of stock by Gateway for the assets and liabilities of the Company. The value of the net assets of the Company acquired by Gateway is the same as their historical book value, being a deficiency of $3,130.

Gateway was incorporated on 13 March 1991, under the laws of the State of New Jersey with an authorized capital of 200,000 shares of no par value common stock. The accompanying financial statements are the historical financial statements of Gateway.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2005

Nature and Continuance of Operations - continued
During the year ended 31 December 2005, the Company decided to discontinue its operations with respect to the gaming industry. All operating activities related to the discontinued operations were carried out by the Company’s legal subsidiary, Gateway.

On 7 March 2005, the Company entered into a Separation Agreement with Stephen Lasser (the “Lasser Agreement”) and a Share Cancellation and Business Transfer Agreement with Lawrence Smith (the “Smith Agreement”). All shares issued to the Gateway shareholders as a result of the reverse merger were cancelled.

Under the Smith Agreement, Smith agreed to cancel the 5,200,000 common shares of the Company owned by him, and the Company agreed to transfer its assets related to the establishment of a television network dedicated to the Gaming Network Business, including ownership of Gateway, to Smith. On 8 March 2005 the assets comprising the Gaming Network Business were transferred to Smith in exchange for the return to treasury and cancellation of the 5,200,000 common shares of the Company. Smith was formerly an officer and director of the Company and was the Company’s largest shareholder prior to the cancellation of his common shares.

Under the Lasser Agreement, Lasser agreed to cancel the 3,466,667 common shares of the Company owned by him and release the Company from any claims or potential claims Lasser has or may have against the Company or its directors and officers and the Company agreed to release Lasser from any claims or potential claims the Company has or may have against Lasser. On 8 March 2005 Lasser returned 3,466,667 common shares to the Company’s treasury and the common shares were cancelled.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 December 2005, the Company was not engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2005

Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation
The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is 31 December.

        Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Long-lived assets
In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments
The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments
The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2005

2. Significant Accounting Policies – continued

Income taxes
Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

        Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss
SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

        Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2005

2. Significant Accounting Policies – continued

Start-up expenses
The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 13 March 1991 to 31 December 2005.

Foreign currency translation
The Company’s functional and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements
In May 2005, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2005

2. Significant Accounting Policies – continued

        Recent accounting pronouncements – continued

In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

The FASB has also issued SFAS No. 151, 152, 155 and 156, but they will not have an effect of the financial reporting of the Company.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2005

3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4. Note Payable

The note payable bears interest at 10% per annum, is repayable in full on 19 June 2006, and is secured by the Company’s existing and future assets. At the note payable holder’s option, the note payable can be converted into common shares of the Company at a conversion rate to be negotiated between the two parties.

5. Related Party Transactions

During the year ended 31 December 2005, the Company paid or accrued management fees of $55,000 (31 December 2004 — $Nil) to a director of the Company.

6. Due to Related Party

As at 31 December 2005, the amount due to related party consists of $20,229 (31 December 2004 — $Nil) payable to a director of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

7. Capital Stock

Authorized

        The total authorized capital is 100,000,000 common shares with a par value of $0.0001 per common share.

Issued and outstanding
The total issued and outstanding capital stock is 8,000,000 common shares with a par value of $0.0001 per common share.

        On 8 March 2005, the Company cancelled 8,666,667 common shares (Note 1).

On 9 June 2004, the Company, by way of unanimous written consent of the Board of Directors, cancelled 22,400,000 restricted common shares of the Company held by a former director of the Company. The former director agreed to such a cancellation. The actual share certificates related to this event have not yet been returned to the Company’s treasury and, as a result, have not yet been formally removed from the Company’s list of outstanding common shares. The Company is currently in the process of completing court proceedings to have the common shares removed from the formal list of the Company’s outstanding shares (Note 13).

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2005

Income Taxes

8.

The Company has losses carried forward for income tax purposes to 31 December 2005. There are no current or deferred tax expenses for the year ended 31 December 2005 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

        The provision for refundable federal income tax consists of the following:

                                                           For the year       For the year        For the year
                                                               ended 31           ended 31            ended 31
                                                          December 2005      December 2004       December 2003
                                                                      $                  $                   $

       Deferred tax asset attributable to:
       Current operations                                        50,232             10,238               2,553
       Less: Change in valuation allowance                     (50,232)           (10,238)             (2,553)
                                                        ----------------    ---------------     ---------------
                                                        ----------------    ---------------     ---------------

       Net refundable amount                                          -                  -                   -
                                                        ----------------    ---------------     ---------------

       The composition of the Company's deferred tax assets are as follows:

                                                                                      2005                2004
                                                                                         $                   $

       Net income tax operating loss carryforward                                  216,139              68,397
                                                                            ---------------     ---------------
                                                                            ---------------     ---------------

       Statutory federal income tax rate                                               34%                 34%
       Effective income tax rate                                                        0%                  0%

       Deferred tax asset
         Tax loss carryforward                                                      73,487              23,255
       Less: Valuation allowance                                                  (73,487)            (23,255)
                                                                            ---------------     ---------------
                                                                            ---------------     ---------------

       Net deferred tax asset                                                            -                   -
                                                                            ---------------     ---------------

        The potential income tax benefit of these losses has been offset by a full valuation allowance.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2005

8.     Income Taxes – continued

As at 31 December 2005, the Company has an unused net operating loss carryforward balance of approximately $216,139 that is available to offset future taxable income. These unused net operating loss carry-forwards expire as follows:

                                   2020                                      $    2,657
                                   2021                                          19,368
                                   2022                                           8,751
                                   2023                                           7,509
                                   2024                                          30,112
                                   2025                                         147,742

9.       Supplemental Disclosures with Respect to Cash Flows

                                                           For the         For the     For the        For the
                                                       period from
                                                       the date of
                                                      inception on      year ended     year           year
                                                          31 March              31     ended 31       ended 31
                                                         1991to 31        December     December       December
                                                     December 2005            2005           2004           2003
                                                                 $               $              $              $
       Accrued interest on note payable                     10,978          10,978              -              -
       Shares issued for acquisition of Gateway            (3,130)               -        (3,130)              -
       Forgiveness of shareholder loan                      54,311               -         54,311              -
       Cash paid during the year for interest                    -               -              -              -
       Cash paid during the year for income
       taxes                                                 2,135               -              -              -

10. Discontinued Operations

During the year ended December 31, 2005 the Company decided to discontinue its operations with respect to the gaming industry. All operating activities related to the discontinued operations were carried out by the Company’s legal subsidiary, Gateway. The decision to discontinue this business component was made by management due to the Company’s desire to shift its business focus to other unrelated opportunities. The ownership of Gateway was transferred to a former officer and director of the Company on March 8, 2005 in exchange for the cancellation of the former officer and director’s shares of the Company’s common stock (Notes 1 and 7).

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2005

10 Discontinued Operations

In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-lived Assets”, the related financial information for the gaming industry are reported as discontinued operations. The gaming industry component sought to develop a gaming lifestyle media business offering gambling, entertainment, news and information.

The Company does not have any continued involvement in the management of the gaming business, nor does the Company have a direct financial ownership investment in the gaming business.

        A summary of the results of the operations of the discontinued gaming operating unit is as follows:

                                                               For the year        For the year        For the year
                                                                   ended 31            ended 31            ended 31
                                                                   December            December            December
                                                                       2005                2004                2003
                                                                          $                   $                   $

       Revenue                                                            -                   -                   -
                                                             ---------------     ---------------    ----------------
                                                             ---------------     ---------------    ----------------

       Operating expenses
          Accounting                                                      -               2,850                   -
          Bank charges                                                    -                 172                   -
          Consulting                                                      -              82,771                   -
          Meals and entertainment                                         -               8,020                   -
          Office and miscellaneous                                        -               8,512               7,123
          Rent                                                            -              14,485                   -
          Telephone                                                       -               3,789                   -
          Travel                                                          -              10,985                   -
                                                             ---------------     ---------------    ----------------
                                                             ---------------     ---------------    ----------------

       Loss from discontinued operations before gain
       on disposition                                                     -           (131,584)             (7,123)
       Gain on disposition of discontinued operations                10,098                   -                   -
                                                             ---------------     ---------------    ----------------
                                                             ---------------     ---------------    ----------------

       Income (loss) from discontinued operations                    10,098           (131,584)             (7,123)
                                                             ---------------     ---------------    ----------------

11. Commitment

On 1 February 2005, the Company entered into a contract for management services with an officer and director of the Company, requiring the Company to make a payment of $5,000 per month.

12. Contingency

The Company has been named the defendant in a lawsuit filed by Media Underground, Inc. for the collection of payments under a sublease agreement related to space rented and used by the Company. This lawsuit was settled subsequent to 31 December 2005 (Note 13).

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2005

13. Subsequent Events

Subsequent to 31 December 2005, the Company settled its lawsuit with Media Underground Inc., by agreeing to pay $10,000 (Note 12).

A total of 22,400,000 common shares of the Company cancelled by the Company’s Board of Directors on 9 June 2004 have not yet been returned to the Company’s treasury and formerly removed from the Company’s list of outstanding shares. The Company is currently engaged in court proceedings to complete this action (Note 7).

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

On October 13, 2005 the Company retained De Joya Griffith and Company, LLC (“Dejoya”) as the principal accountants to replace Beckstead. The Company’s board of directors approved the appointment of De Joya.

During the fiscal years ending December 31, 2003 and December 31, 2002, including the subsequent periods through March 3, 2005, the date of Beckstead’s resignation, and prior to the appointment of De Joya, the Company (or anyone on its behalf) did not consult with De Joya regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements (as referred to in Item 304(a)(2) of Regulation S-B), the Company did not consult De Joya in respect to these matters during the time periods detailed herein.

On May 26, 2006, the Company terminated its relationship with De Joya.

The audit reports of De Joya on the Company’s financial statements for the fiscal years ending December 31, 2004 and 2003, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports were modified to include an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

In connection with the audits of the fiscal years ending December 31, 2004 and 2003, including the subsequent periods through May 26, 2006, the Company had no disagreements with De Joya with respect to accounting or auditing issues of the type discussed in Item 304(a)(1)(iv) of Regulation S-B. Had there been any disagreements that had not been resolved to their satisfaction, such disagreements would have caused De Joya to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as described in Item 304(a)(1)(iv) of Regulation S-B).

On June 16, 2006 the Company retained James Stafford Chartered Accountants (“James Stafford”) as the principal accountants to replace De Joya. The Company’s board of directors approved the appointment of James Stafford.

During the fiscal years ending December 31, 2004 and 2003, including the subsequent periods through May 26, 2006, the date of De Joya’s termination, and prior to the appointment of James Stafford, the Company (or anyone on its behalf) did not consult with James Stafford regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements (as referred to in Item 304(a)(2) of Regulation S-B), the Company did not consult James Stafford in respect to these matters during the time periods detailed herein.

ITEM 8A. CONTROLS AND PROCEEDURES

Our president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

    a)        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal years ended December 31, 2005 and 2004.

(b)     Changes in internal controls over financial reporting.

During the year ended December 31, 2005 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of the Company as of August 28, 2006, are as follows:

Name                          Age          Position

Kent Carasquero               40            chief executive officer, chief financial officer, principal accounting officer and director

On January 21, 2005, the Company elected Kent Carasquero as the sole director and appointed Mr. Carasquero as chief executive officer and chief financial officer pursuant to the written consent of the shareholders holding a two thirds majority of the Company’s issued and outstanding shares.

Mr. Carasquero holds an Advanced BA in Economics from the University of Manitoba and is currently enrolled at the Canadian Institute of Chartered Business Valuators. Since 2002, Mr. Carasquero has been the president of Tyee Capital Consultants, Inc., a private company involved in assisting publicly and privately held corporations in all major industry groups with structuring, marketing, investor communications, and financing activities. Mr. Carasquero previously served as an officer and director of American Unity Investments Inc. (formerly known as “Capital Hill Gold, Inc.”) formerly an exploration stage mining company, from February 2004 to February 2005. Mr. Carasquero also served as an officer and director of Mangapets, Inc., (formerly known as “Newmark Ventures, Inc.”) formerly a distributor of bank machines, from April 2004 until September 2004.

Mr. Carasquero has entered into a consulting agreement with the Company. The election of Mr. Carasquero to the Company’s board of directors was not based on any prior understanding or arrangement.

Board of Directors Committees

The board of directors has not established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company not aware of the any individuals or entities who during the period ended December 31, 2005 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 except for Kent Carasquero who failed to file for 3 or 5 who is an officer and director of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2005, 2004 and 2003 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer and the only other employee to receive compensation in excess of $100,000.

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
                                                                                    Securities
                                                                     Restricted     Underlying
                                                     Other Annual       Stock        Options     LTIP         All Other
   Name and Principal             Salary    Bonus    Compensation     Award(s)         SARs       payouts    Compensation
        Position          Year     ($)       ($)         ($)             ($)           (#)          ($)          ($)
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
Lawrence H. Smith *       2005      -         -           -               -             -            -            -
Chief Executive Officer   2004      -         -           -               -             -            -            -
                          2003      -         -           -               -             -            -            -
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
Kent Carasquero **        2005      -         -        $55,000            -             -            -            -
Chief Executive           2004      -         -           -               -             -            -            -
Officer, Chief            2003      -         -           -               -             -            -            -
Financial Officer
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------

*   Lawrence H. Smith resigned on January 21, 2005
** Kent Carasquero was appointed on January 21, 2005
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of August 28, 2006, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

   -------------------- ---------------------------------- ----------------------------- -----------------------
     Title of Class      Name and Address of Beneficial        Amount and nature of         Percent of Class
                                    Ownership                  Beneficial Ownership
   -------------------- ---------------------------------- ----------------------------- -----------------------
   -------------------- ---------------------------------- ----------------------------- -----------------------
      Common Stock               Kent Carasquero                        0                          0%
   -------------------- ---------------------------------- ----------------------------- -----------------------
   -------------------- ---------------------------------- ----------------------------- -----------------------
      Common Stock         All Executive Officers and                   0                          0%
                              Directors as a Group
   -------------------- ---------------------------------- ----------------------------- -----------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 1, 2005, the board of directors of the Company entered into a consulting agreement with Kent Carasquero, our sole officer and director, which agreement may be terminated at any time by the Company and with a minimum of ninety days notice by Mr. Carasquero. The consulting agreement requires the Company to pay Mr. Carasquero $5,000 a month for his services and is attached hereto as Exhibit 10(v).

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

James Stafford Chartered Accountants (“Stafford”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2005. The aggregate fees billed by Stafford for the audit of the Company’s annual financial statements were $7,420.

De Joya Griffith and Company, LLC (“De Joya”) provided audit services to the Company in connection with its annual reports for the fiscal year ended December 31, 2004. The aggregate fees billed by De Joya for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements were $11,500.

Audit Related Fees

James Stafford billed to the Company fees of $0 in 2005 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

De Joya billed to the Company fees of $0 in 2004 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

James Stafford billed to the Company fees of $0 in 2005 for professional services rendered in connection with the preparation of the Company’s tax returns for the period.

De Joya billed to the Company fees of $0 in 2004 for professional services rendered in connection with the preparation of the Company’s tax returns for the period.

All Other Fees

James Stafford billed to the Company no fees in 2005 for other professional services rendered or any other services not disclosed above.

De Joya billed to the Company no fees in 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by James Stafford and De Joya as detailed above, were pre-approved by the Company’s board of directors. James Stafford and De Joya performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of August 2006.

Ouvo, Inc.

/s/ Kent Carasquero

Kent Carasquero, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                             Date

Kent Carasquero                       Director                        August 28, 2006

/s/ Kent Carasquero

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

10(iv)	*	Loan Agreement dated June 19, 2005 between Ouvo, Inc. and Ludwig Holdings Inc. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
10(v)	Attached	Employment Agreement with Kent Carasquero dated February 1, 2005.
14	*	Code of Ethics (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
31	Attached

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