Form 10QSB
period 2006-03-31
OUVO, INC.
filed 2006-09-06
CIK 1157688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-49838

OUVO, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3381088 (IRS Employer Identification Number)

325-3495 Cambia Street, Vancouver, British Columbia V5Z 4R3
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

Yes     X              No

The number of issued and outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of August 31, 2006 was 8,000,000.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the terms “Company,” “our,”, “we,” and “us” refer to Ouvo, Inc., a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in the Form 10-QSB reflect all adjustment (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operation for the periods presented are not necessarily indicative of the results to be expected for the full year.

Ouvo, Inc.
(A Development Stage Company)
Balance Sheets
---------------------------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)

                                                                                         As at 31            As at 31
                                                                                       March 2006       December 2005
                                                                                                            (Audited)
                                                                                                $                   $

Assets

Current
Cash and cash equivalents                                                                   5,252              17,202
                                                                                   ---------------    ----------------

                                                                                            5,252              17,202
                                                                                   ---------------    ----------------
                                                                                   ---------------    ----------------

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)                                          37,748              44,795
Note payable (Note 4)                                                                     267,112             260,948
Due to related party (Note 5)                                                              45,112              20,229
                                                                                   ---------------    ----------------

                                                                                          349,972             325,972
                                                                                   ---------------    ----------------
                                                                                   ---------------    ----------------

Stockholders' deficiency
Capital stock  (Note 6)
Authorized
  100,000,000 of  common shares, par value $0.0001
Issued and outstanding
  31 March 2006 - 8,000,000 common shares, par value $0.0001
  31 December 2005 - 8,000,000  common shares, par value $0.0001                              800                 800
Additional paid-in capital                                                                 50,481              50,481
Deficit, accumulated during the development stage                                       (396,001)           (360,051)
                                                                                   ---------------    ----------------
                                                                                   ---------------    ----------------

                                                                                        (344,720)           (308,770)
                                                                                   ---------------    ----------------
                                                                                   ---------------    ----------------

                                                                                            5,252              17,202
                                                                                   ---------------    ----------------

Nature and Continuance of Operations (Note 1)
Commitment (Note 9) and Subsequent Events (Note 13)

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statements of Operations
---------------------------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)

                                                                   For the period    For the three     For the three
                                                                    from the date
                                                                     of inception
                                                                      on 13 March     month period      month period
                                                                       1991 to 31   ended 31 March    ended 31 March
                                                                       March 2006             2006              2005
                                                                               $                 $                 $
Expenses
General and administrative (Schedule 2)                                   213,564           35,710            15,955
                                                                      ------------    -------------    --------------
                                                                      ------------    -------------    --------------

Net loss before other item                                              (213,564)         (35,710)          (15,955)

Other item
 Loss on foreign exchange                                                   (240)            (240)                 -
                                                                      ------------    -------------    --------------
                                                                      ------------    -------------    --------------

Net loss from continuing operations                                     (213,804)         (35,950)          (15,955)

Discontinued operations (Note 11)
Loss from discontinued operations                                       (192,295)                -                 -
Gain on disposition of discontinued operations                             10,098                -            10,098
                                                                      ------------    -------------    --------------
                                                                      ------------    -------------    --------------

Income (loss) from discontinued operations                              (182,197)                -            10,098
                                                                      ------------    -------------    --------------
                                                                      ------------    -------------    --------------

Net loss for the period                                                 (396,001)         (35,950)           (5,857)
                                                                      ------------    -------------    --------------

Basic and diluted loss per common share                                                    (0.004)          (0.0004)
                                                                                      -------------    --------------
                                                                                      -------------    --------------

Weighted  average  number  of  common  shares  used in per share
calculations                                                                             8,000,000        14,259,260
                                                                                      -------------    --------------

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------------
(Unaudited)

                                                                   For the period      For the three       For the three
                                                                 from the date of
                                                                  inception on 13       month period        month period
                                                                 March 1991 to 31     ended 31 March      ended 31 March
                                                                       March 2006               2006                2005
                                                                                $                  $                   $
Cash flows from operating activities
Net loss for the period                                                 (396,001)           (35,950)             (5,857)
  Loss (gain) from discontinued operations                                182,197                  -            (10,098)
                                                                   ---------------    ---------------     ---------------
                                                                   ---------------    ---------------     ---------------
   Loss from continuing operations                                      (213,804)           (35,950)            (15,955)

Adjustment for non-cash item
  Accrued interest                                                         17,142              6,164                (28)

Changes in operating assets and liabilities
   Increase   (decrease)  in  accounts   payable  and  accrued
liabilities                                                                37,748            (7,047)               5,768
                                                                   ---------------
                                                                   ---------------    ---------------     ---------------
                                                                        (158,914)           (36,833)            (10,215)
Cash flows from investing activity
Net monetary liabilities from acquisition                                 (3,130)                  -                   -
                                                                   ---------------    ---------------     ---------------
                                                                   ---------------    ---------------     ---------------
                                                                          (3,130)                  -                   -
Cash flows from financing activities
Common shares issued for cash                                                 100                  -                   -
Increase in note payable                                                  249,970                  -              25,000
Increase in due to related party                                           45,112             24,883              10,215
                                                                   ---------------    ---------------     ---------------
                                                                          295,182             24,883              35,215

Net cash used in discontinued operations                                (127,886)                  -            (25,000)
                                                                   ---------------    ---------------     ---------------
                                                                   ---------------    ---------------     ---------------

Increase (decrease) in cash and cash equivalents                            5,252           (11,950)                   -

Cash and cash equivalents, beginning of period                                  -             17,202                   -
                                                                   ---------------    ---------------     ---------------
                                                                   ---------------    ---------------     ---------------

Cash and cash equivalents, end of period                                    5,252              5,252                   -
                                                                   ---------------    ---------------     ---------------

Supplemental Disclosures with Respect to Cash Flows (Note 10)

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------------
(Unaudited)

                                            Number of   Capital Stock      Additional        Deficit,   Stockholders'
                                                                                          accumulated
                                                                                           during the
                                                                              paid-in     development
                                        shares issued                         capital           stage      deficiency
                                                                    $               $               $               $

Balance at 13 March 1991 (inception)                -               -               -               -               -
  Common shares issued for cash             8,666,667             867           (767)               -             100
  Net loss for the period                           -               -               -        (18,455)        (18,455)
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 December 1991                 8,666,667             867           (767)        (18,455)        (18,355)
  Net loss for the year                             -               -               -        (20,665)        (20,665)
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 December 1992                 8,666,667             867           (767)        (39,120)        (39,020)
  Net loss for the year                             -               -               -         (7,645)         (7,645)
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 December 1993                 8,666,667             867           (767)        (46,765)        (46,665)
  Net loss for the year                             -               -               -         (5,560)         (5,560)
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 December 1994                 8,666,667             867           (767)        (52,325)        (52,225)
  Net loss for the year                             -               -               -         (2,400)         (2,400)
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 December 1995                 8,666,667             867           (767)        (54,725)        (54,625)
  Net loss for the year                             -               -               -         (3,003)         (3,003)
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 December 1996                 8,666,667             867           (767)        (57,728)        (57,628)
  Net loss for the year                             -               -               -         (5,007)         (5,007)
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 December 1997                 8,666,667             867           (767)        (62,735)        (62,635)
  Net loss for the year                             -               -               -         (5,699)         (5,699)
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 December 1998                 8,666,667             867           (767)        (68,434)        (68,334)
  Net loss for the year                             -               -               -         (5,828)         (5,828)
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 December 1999                 8,666,667             867           (767)        (74,262)        (74,162)
  Net income for the year                           -               -               -           5,525           5,525
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 December 2000                 8,666,667             867           (767)        (68,737)        (68,637)
  Net loss for the year                             -               -               -         (5,208)         (5,208)
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 December 2001                 8,666,667             867           (767)        (73,945)        (73,845)
  Net income for the year                           -               -               -          20,357          20,357
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------------
(Unaudited)

                                                                                             Deficit,
                                                                                          accumulated
                                                                           Additional      during the
                                            Number of                         paid-in     development   Stockholders'
                                        shares issued   Capital Stock         capital           stage      deficiency
                                                                    $               $               $               $

Balance at 31 December 2002                 8,666,667             867           (767)        (53,588)        (53,488)
  Net loss for the year                             -               -               -         (7,123)         (7,123)
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 December 2003                 8,666,667             867           (767)        (60,711)        (60,611)
  Contribution to capital by related
  party - forgiveness of shareholder
  loan                                              -               -          54,311               -          54,311
  Net loss for the period                           -               -               -         (8,939)         (8,939)
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 24 June 2004                     8,666,667             867          53,544        (69,650)        (15,239)
  Acquisition - recapitalization           17,600,000           1,760         (4,890)               -         (3,130)
  Cancellation of common shares - 31
  July 2004                               (9,600,000)           (960)             960               -               -
  Net loss for the period                           -               -               -       (152,757)       (152,757)
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 December 2004                16,666,667           1,667          49,614       (222,407)       (171,126)
  Cancellation of common shares - 7
  March 2005 (Note1)                      (8,666,667)           (867)             867               -               -
  Net loss for the year                             -               -               -       (137,644)       (137,644)
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 December 2005                 8,000,000             800          50,481       (360,051)       (308,770)
   Net loss for the period                          -               -               -        (35,950)        (35,950)
                                          ------------    ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------    ------------

Balance at 31 March 2006                    8,000,000             800          50,481       (396,001)       (344,720)
                                          ------------    ------------    ------------    ------------    ------------

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Schedule 2 - General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------------------

                                                              For the period       For the three        For the three
                                                            from the date of
                                                             inception on 13        month period
                                                            March 1991 to 31      ended 31 March   month period ended
                                                                  March 2006                2006        31 March 2005
                                                                           $                   $                    $

Interest (Note 4)                                                     17,111               6,164                    -
Legal and accounting                                                 111,914              13,612                5,363
Management fees (Note 7)                                              70,000              15,000               10,000
Office and miscellaneous                                               3,211                 770                  187
Settlement of lawsuit (Note 13)                                       10,000                   -                    -
Share transfer fees                                                    1,328                 164                  405
                                                            -----------------    ----------------    -----------------

                                                                     213,564              35,710               15,955
                                                            -----------------    ----------------    -----------------

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2006

1. Nature and Continuance of Operations

Ouvo Inc. (the “Company”) was incorporated under the laws of the State of Delaware on 16 November 2000. The Company was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 31 March 2006 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $35,950 for the three month period ended 31 March 2006 (31 March 2005 — $5,955) and has working capital deficit of $344,720 at 31 March 2006 (31 March 2005 — $35,983, 31 December 2005 — $308,770).

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

Immediately after the acquisition, the management of Gateway took control of the board and office positions of the Company, constituting a change of control. Because the former owners of Gateway gained control of the Company, the transaction would normally have been considered a purchase by Gateway. However, since the Company was not a business, the transaction was not considered to be a business combination, and the transaction was accounted for as a recapitalization of Gateway and the issuance of stock by Gateway for the assets and liabilities of the Company. The value of the net assets of the Company acquired by Gateway was the same as their historical book value, being a deficiency of $3,130.

Gateway was incorporated on 13 March 1991, under the laws of the State of New Jersey with an authorized capital of 200,000 shares of no par value common stock. The accompanying financial statements are the historical financial statements of Gateway.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2006

1. Nature and Continuance of Operations — Continued

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

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 March 2006, the Company was not engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2006

2.

Significant Accounting Policies

        The following is a summary of significant accounting policies used in the preparation of these financial statements.

         Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 31 March 2006 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 31 March 2006 are not necessarily indicative of the results that may be expected for the year ending 31 December 2006.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 31 December 2005.

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

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2006

2. Significant Accounting Policies — Continued

         Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

         Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 March 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(Unaudited)

31 March 2006

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

         Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2006

2. Significant Accounting Policies – Continued

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2006

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

        The FASB has also issued SFAS No. 151 and 152, but they will not have an effect of the financial reporting of the Company.

         Comparative figures

        Certain comparative figures have been adjusted to conform to the current period’s presentation.

3. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

                                                                               As at 31 March           As at 31
                                                                                                   December 2005
                                                                                         2006          (Audited)
                                                                                            $                  $

       Account payable                                                                 23,193             16,392
       Accrued liabilities                                                             14,555             28,403
                                                                              ----------------    ---------------
                                                                              ----------------    ---------------

                                                                                       37,748             44,795
                                                                              ----------------    ---------------

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2006

4. Note payable

The note payable bears interest at 10% per annum, is repayable in full on 19 June 2006, and is secured by the Company’s existing and future assets. At the note payable holder’s option, the note payable can be converted into common shares of the Company at a conversion rate to be negotiated between the two parties (Note 13).

5. Due to Related Party

As at 31 March 2006, the amount due to related party consists of $45,112 (31 December 2005 — $20,229) payable to a director of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

6. Capital Stock

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

7. Related Party Transactions

During the period ended 31 March 2006, the Company paid or accrued management fees of $15,000 (31 December 2005 — $55,000) to a director of the Company.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties, and in certain cases, are covered by signed agreements. It is the position of the management of the Company that these transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2006

8. Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2006. There are no current or deferred tax expenses for the period ended 31 March 2006 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

        The provision for refundable federal income tax consists of the following:

                                                                  For the three month      For the three month
                                                                      period ended 31          period ended 31
                                                                           March 2006               March 2005
                                                                                    $                        $

       Deferred tax asset attributable to:
       Current operations                                                      12,223                    1,991
       Less: Change in valuation allowance                                   (12,223)                  (1,991)
                                                                 ---------------------    ---------------------

       Net refundable amount                                                        -                        -
                                                                 ---------------------    ---------------------

       The composition of the Company's deferred tax assets as at 31 March 2006 and 31 December 2005 is as follows:

                                                                  As at 31 March 2006        As at 31 December
                                                                                                          2005
                                                                                                     (Audited)
                                                                                    $                        $

       Net income tax operating loss carryforward                             252,089                  216,139
                                                                 ---------------------    ---------------------
                                                                 ---------------------    ---------------------

       Statutory federal income tax rate                                          34%                      34%
       Effective income tax rate                                                   0%                       0%

       Deferred tax asset
         Tax loss carryforward                                                 85,710                   73,487
       Less: Valuation allowance                                             (85,710)                 (73,487)
                                                                 ---------------------    ---------------------
                                                                 ---------------------    ---------------------

       Net deferred tax asset                                                       -                        -
                                                                 ---------------------    ---------------------

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2006

8. Income Taxes — Continued

        The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2006, the Company has an unused net operating loss carryforward balance of approximately $252,089 that is available to offset future taxable income. These unused net operating loss carryforward balances for income tax purposes expires as follows:

                                   2020                                      $    2,657
                                   2021                                          19,368
                                   2022                                           8,751
                                   2023                                           7,509
                                   2024                                          30,112
                                   2025                                         147,742
                                   2026                                          35,950

9.       Commitment

       On 1 February 2005, the Company entered into a contract for management services with an officer and director of the Company, requiring the Company to make a payment of $5,000 per month.

10.      Supplemental Disclosures with Respect to Cash Flows

                                                                For the period      For the three      For the three
                                                                 from the date
                                                                  of inception
                                                                   on 31 March       month period       month period
                                                                    1991 to 31           ended 31           ended 31
                                                                    March 2006         March 2006         March 2005
                                                                             $                  $                  $

       Accrued interest on note payable                                 17,142              6,164                  -
       Shares issued for acquisition of Gateway                        (3,130)                  -                  -
       Forgiveness of shareholder loan                                  54,311                  -                  -
       Cash paid during the year for interest                                -                  -                  -
       Cash paid during the year for income taxes                        2,135                  -                  -

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2006

11.

Discontinued Operations

During the year ended 31 December 2005 the Company decided to discontinue its operations with respect to the gaming industry. All operating activities related to the discontinued operations were carried out by the Company’s legal subsidiary, Gateway. The decision to discontinue this business component was made by management due to the Company’s desire to shift its business focus to other unrelated opportunities. The ownership of Gateway was transferred to a former officer and director of the Company on 8 March 2005 in exchange for the cancellation of the former officer and director’s shares of the Company’s common stock (Notes 1 and 6).

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

        A summary of the results of the operations of the discontinued gaming operating unit is as follows:

                                                              For the period
                                                               from the date
                                                                of inception        For the three       For the three
                                                                 on 13 March         month period        month period
                                                                  1991 to 31       ended 31 March      ended 31 March
                                                                  March 2006                 2006                2005
                                                                           $                    $                   $

       Loss from discontinued operations before gain
       on disposition
                                                                   (192,295)                    -                   -
       Gain on disposition of discontinued operations                 10,098                    -              10,098
                                                             ----------------    -----------------    ----------------
                                                             ----------------    -----------------    ----------------

       Income (loss) from discontinued operations                  (182,197)                    -              10,098
                                                             ----------------    -----------------    ----------------

12. Contingency

The Company has been named the defendant in a lawsuit filed by Media Underground, Inc. for the collection of payments under a sublease agreement related to space rented and used by the Company. This lawsuit was settled subsequent to 31 March 2006 (Note 13).

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2006

13.

Subsequent Events

        The following events occurred subsequent to 31 March 2006:

i.	On 30 June 2006, the Company paid $10,000 to Media Underground, Inc. as settlement of the lawsuit for payments under a sublease agreement (Note 12).

ii.

On 27 July 2006, the terms of the Agreement for the note payable were revised such that the lender has agreed to advance an additional $75,000 to the Company and extend the payment date of the loan to 31 December 2006 (Note 4).

iii.

A total of 22,400,000 common shares of the Company cancelled by the Company’s Board of Directors on 9 June 2004 have not yet been returned to the Company’s treasury and formerly removed from the Company’s list of outstanding shares. The Company is currently engaged in court proceedings to complete this action (Note 6).

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2006. Our fiscal year end is December 31.

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

Despite efforts to develop a gaming lifestyle business, the Company decided, in early 2005, to discontinue our operations with respect to the gaming industry. On March 7, 2005, the Company entered into a Separation Agreement with Stephen Lasser and a Share Cancellation and Business Transfer Agreement with Lawrence Smith whereby all shares issued to the Gateway shareholders as a result of the June 2004 Agreement were cancelled.

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

Results of Operations

During the three months ended March 31, 2006 we discontinued our operations and we are not currently engaged in any active business other than the search for an operating business to acquire.

Net Losses

For the period from March 13, 1991 (the incorporation of Gateway), to March 31, 2006, the Company recorded a net loss of $396,001, which is primarily attributable to losses from the discontinuation of business operations.

Net losses for the three month period ended March 31, 2006, were $35,950 as compared to net losses of $5,857 for the three month period ended March 31, 2005.

During the three month period ended March 31, 2006, the Company did not realize any revenues from operations.

The Company expects to continue to incur net losses in future periods until such time as we can generate revenue. However, there is no assurance that we will ever generate sufficient revenues to fund operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from March 13, 1991, to March 31, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $5,252, with current and total liabilities of $349,972, as of March 31, 2006. Net stockholders’ deficit in the Company was $344,720 at March 31, 2006.

Cash flow used in operating activities was $36,833 for the three month period ended March 31, 2006, as compared to cash flow used in operating activities of $10,215 for the three month period ended March 31, 2005.

Cash flow used in investing activities was $0 for the three month period ended March 31, 2006, as compared to cash flow used in investing activities of $0 for the three month period ended March 31, 2005.

Cash flow provided by financing activities was $24,883 for the three month period ended March 31, 2006, as compared to cash flow provided by financing activities of $35,215 for the three month period ended March 31, 2005. The cash flow provided by financing activities during the current period is attributable to a loan from a related party.

Net cash used in discontinued operations was $0 for the three month period ended March 31, 2006, as compared to net cash used in discontinued operations of $25,000 for the three month period ended March 31, 2005. Net cash used in discontinued operations is attributed to abandoned efforts related to the Company’s web based restaurant reservation system.

The Company’s current assets may not be sufficient to conduct our plan of operation over the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our major shareholders would be the most likely source of new funding in the form of loans or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on our plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2005, included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles which we utilized conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation”, with the exception of historical facts are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

- our anticipated financial performance and business plan;

- the sufficiency of existing capital resources;

— our ability to raise additional capital to fund cash requirements for future operations;

 — uncertainties related to the Company’s future business prospects;

— the ability of the Company to generate revenues to fund future operations;

 — the volatility of the stock market and;

— general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors”. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Risks Factors

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1991, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $396,001 at March 31, 2006. During the three month period ended March 31, 2006, we recorded a net loss of $35,950. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

The Company’s limited financial resources cast severe doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources. Since we have no current business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of limited operations. The Company’s accumulated deficit was $360,051 as of December 31, 2005, which had increased to $396,001 as of March 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of our securities; and (3) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

Our president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures

    a)        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2006 and 2005.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Kummer Kaemper Bonner Renshaw and Ferrario, Attorneys at Law, were retained to represent the Company in the defense of an action entitled Media Underground, Inc. v. Casino Entertainment Television, Inc., et al, filed in the District Court for Clark County, Nevada as Case No. A495425 (“Action”). Media Underground Inc., (the “Plaintiff”) alleged that it entered into a sublease agreement with the Company for certain premises located at 3485 West Harmon Avenue, Suite 110 in Las Vegas, Nevada, and that the payments called for by the sublease were not made. The Plaintiff asserted the following claims for relief: (i) breach of contract; (ii) breach of the implied covenant of good faith and fair dealing; (iii) fraud in the inducement; and (iv) attorneys’ fees. State court litigation was commenced by the Plaintiff on November 18, 2004 which was settled and dismissed on May 30, 2006. On June 30, 2006, the Company paid $10,000 as settlement of the lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 30 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 31st day of August 2006.

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

10(iv)	*	Loan Agreement dated June 19, 2005 between Ouvo, Inc. and Ludwig Holdings Inc. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
10(v)	*	Employment Agreement with Kent Carasquero dated February 1, 2005. (Incorporated by reference from Form 10-KSB filed with the SEC on August 29, 2006.)
14	*	Code of Ethics (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
31	Attached

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