Form 10QSB
period 2006-06-30
OUVO, INC.
filed 2006-10-10
CIK 1157688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

Yes     X              No

The number of issued and outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of  October 5, 2006 was 8,000,000.

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

Ouvo, Inc.
(A Development Stage Company)
Balance Sheets
-------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)

                                                                                                             As at 31
                                                                                    As at 30 June       December 2005
                                                                                             2006           (Audited)
                                                                                                $                   $

Assets

Current
Cash and cash equivalents                                                                      77              17,202
                                                                                   ---------------    ----------------

                                                                                               77              17,202
                                                                                   ---------------    ----------------
                                                                                   ---------------    ----------------

Liabilities

Current
Bank indebtedness                                                                              10                   -
Accounts payable and accrued liabilities (Note 3)                                          30,724              44,795
Note payable (Note 4)                                                                     273,345             260,948
Due to related party (Note 5)                                                              80,140              20,229
                                                                                   ---------------    ----------------

                                                                                          384,219             325,972
                                                                                   ---------------    ----------------
                                                                                   ---------------    ----------------

Stockholders' deficiency
Capital stock  (Note 6)
Authorized
  100,000,000 common shares, par value $0.0001
Issued and outstanding
  31 June 2006 - 8,000,000 common shares, par value $0.0001
  31 December 2005 - 8,000,000 common shares, par value $0.0001                               800                 800
Additional paid-in capital                                                                 50,481              50,481
Deficit, accumulated during the development stage                                       (435,423)           (360,051)
                                                                                   ---------------    ----------------
                                                                                   ---------------    ----------------

                                                                                        (384,142)           (308,770)
                                                                                   ---------------    ----------------
                                                                                   ---------------    ----------------

                                                                                               77              17,202
                                                                                   ---------------    ----------------
Nature and Continuance of Operations (Note 1) Commitments (Note 9) Subsequent Events (Note 13)

        The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statements of Operations
-------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)

                                                              For the period from the     For the three     For the three        For the six   For the six month
                                                                                           month period      month period       month period
                                                              date of inception on 13     ended 30 June     ended 30 June      ended 30 June     period ended 30
                                                           March 1991 to 30 June 2006              2006              2005               2006           June 2005
                                                                                    $                 $                 $                  $                   $
Expenses
General and administrative
(Schedule 1)                                                                  252,987            39,423            50,092             75,133              66,047
                                                               -----------------------    --------------    --------------     --------------    ----------------
                                                               -----------------------    --------------    --------------     --------------    ----------------

Net loss before other item                                                  (252,987)          (39,423)          (50,092)           (75,133)            (66,047)

Other item
Gain (loss) on foreign exchange                                                 (239)                 1                 -              (239)                   -
                                                               -----------------------    --------------    --------------     --------------    ----------------
                                                               -----------------------    --------------    --------------     --------------    ----------------

Net loss from continuing operations                                         (253,226)          (39,422)          (50,092)           (75,372)            (66,047)

Discontinued operations (Note 11)
Loss from discontinued operations                                           (192,295)                 -                 -                  -                   -
Gain on disposition of discontinued operations                                 10,098                 -                 -                  -              10,098
                                                               -----------------------    --------------    --------------     --------------    ----------------
                                                               -----------------------    --------------    --------------     --------------    ----------------

Income (loss) from discontinued operations                                  (182,197)                 -                 -                  -              10,098
                                                               -----------------------    --------------    --------------     --------------    ----------------
                                                               -----------------------    --------------    --------------     --------------    ----------------

Net loss for the period                                                     (435,423)          (39,422)          (50,092)           (75,372)            (55,949)
                                                               -----------------------    --------------    --------------     --------------    ----------------
                                                               -----------------------    --------------    --------------     --------------    ----------------

Basic and diluted loss per common share                                                          (0.01)            (0.01)             (0.01)              (0.01)
                                                                                          --------------    --------------     --------------    ----------------
                                                                                          --------------    --------------     --------------    ----------------

Weighted average number of common shares used in per
share calculations                                                                            8,000,000         8,000,000          8,000,000          11,160,221
                                                                                          --------------    --------------     --------------    ----------------

                    The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------------------------
(Unaudited)

                                                     For the      For the       For the   For the six   For the six
                                                 period from
                                                 the date of        three
                                                inception on        month   three month         month         month
                                               13 March 1991       period        period        period        period
                                                  to 30 June     ended 30      ended 30      ended 30      ended 30
                                                        2006    June 2006     June 2005     June 2006     June 2005
                                                           $            $             $             $             $

Cash flows from operating activities
Net loss for the period                            (435,423)     (39,422)      (50,092)      (75,372)      (55,949)
   Loss (gain) from discontinued operations          182,197            -             -             -      (10,098)
                                                 ------------    ---------     ---------     ---------    ----------
                                                 ------------    ---------     ---------     ---------    ----------
   Loss from continuing operations                 (253,226)     (39,422)      (50,092)      (75,372)      (66,047)

Adjustment for non-cash item
  Accrued interest                                    23,364        6,233           666        12,397           666

Changes in operating assets and liabilities
   Increase (decrease) in accounts
   payable and accrued liabilities                    30,724      (7,024)         1,291      (14,071)         7,059
                                                 ------------    ---------     ---------     ---------    ----------
                                                 ------------    ---------     ---------     ---------    ----------

                                                   (199,138)     (40,213)      (48,135)      (77,046)      (58,322)
                                                 ------------    ---------     ---------     ---------    ----------
                                                 ------------    ---------     ---------     ---------    ----------

Cash flows from investing activity
Net monetary liabilities from acquisition            (3,130)            -             -             -             -
                                                 ------------    ---------     ---------     ---------    ----------
                                                 ------------    ---------     ---------     ---------    ----------

Cash flows from financing activities
Increase (decrease) in bank indebtedness                  10           10             -            10          (28)
Common shares issued for cash                            100            -             -             -             -
Increase (decrease) in note payable                  249,981            -        32,677             -        57,677
Increase in due to related party                      80,140       35,028        15,458        59,911        25,673
                                                 ------------    ---------     ---------     ---------    ----------
                                                 ------------    ---------     ---------     ---------    ----------

                                                     330,231       35,038        48,135        59,921        83,322
                                                 ------------    ---------     ---------     ---------    ----------
                                                 ------------    ---------     ---------     ---------    ----------

Net cash used in discontinued operations           (127,886)            -             -             -      (25,000)
                                                 ------------    ---------     ---------     ---------    ----------
                                                 ------------    ---------     ---------     ---------    ----------

Increase (decrease) in cash and cash
equivalents                                               77      (5,175)             -      (17,125)             -

Cash and cash equivalents, beginning of
period                                                     -        5,252             -        17,202             -
                                                 ------------    ---------     ---------     ---------    ----------
                                                 ------------    ---------     ---------     ---------    ----------

Cash and cash equivalents, end of period                  77           77             -            77             -
                                                 ------------    ---------     ---------     ---------    ----------

Supplemental Disclosures with Respect to Cash Flows (Note 10)

                    The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------------------------
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

Ouvo, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------------------------
(Unaudited)

                                                                                           Deficit,
                                                                                        accumulated
                                                                         Additional      during the
                                          Number of                         paid-in     development   Stockholders'
                                      shares issued   Capital Stock         capital           stage      deficiency
                                                                  $               $               $               $

Balance at 31 December 2002               8,666,667             867           (767)        (53,588)        (53,488)
  Net loss for the year                           -               -               -         (7,123)         (7,123)
                                        ------------    ------------    ------------    ------------    ------------

Balance at 31 December 2003               8,666,667             867           (767)        (60,711)        (60,611)
  Contribution to capital by
  related party - forgiveness of
  shareholder loan                                -               -          54,311               -          54,311
  Net loss for the period                         -               -               -         (8,939)         (8,939)
                                        ------------    ------------    ------------    ------------    ------------
                                        ------------    ------------    ------------    ------------    ------------

Balance at 24 June 2004                   8,666,667             867          53,544        (69,650)        (15,239)
  Acquisition - recapitalization         17,600,000           1,760         (4,890)               -         (3,130)
  Cancellation of common shares -
  31 July 2004                          (9,600,000)           (960)             960               -               -
  Net loss for the period                         -               -               -       (152,757)       (152,757)
                                        ------------    ------------    ------------    ------------    ------------
                                        ------------    ------------    ------------    ------------    ------------

Balance at 31 December 2004              16,666,667           1,667          49,614       (222,407)       (171,126)
  Cancellation of common shares -
  7 March 2005 (Note 1 and 6)           (8,666,667)           (867)             867               -               -
  Net loss for the year                           -               -               -       (137,644)       (137,644)
                                        ------------    ------------    ------------    ------------    ------------
                                        ------------    ------------    ------------    ------------    ------------

Balance at 31 December 2005               8,000,000             800          50,481       (360,051)       (308,770)
   Net loss for the period                        -               -               -        (75,372)        (75,372)
                                        ------------    ------------    ------------    ------------    ------------
                                        ------------    ------------    ------------    ------------    ------------

Balance at 30 June 2006                   8,000,000             800          50,481       (435,423)       (384,142)
                                        ------------    ------------    ------------    ------------    ------------

                    The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Schedule 1 - General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                         For the period from    For the three month       For the three    For the six month   For the six month
                                                       the date of inception
                                                      on 13 March 1991 to 30   period ended 30 June        month period      period ended 30     period ended 30
                                                                   June 2006                   2006  ended 30 June 2005            June 2006           June 2005
                                                                           $                      $                   $                    $                   $

Interest (Note 4)                                                     23,364                  6,253                 666               12,417                 666
Legal and accounting                                                 129,155                 17,241              33,290               30,853              38,653
Management fees (Note 7)                                              85,000                 15,000              15,000               30,000              25,000
Office and miscellaneous                                               3,924                    713                 732                1,483                 919
Settlement of lawsuit (Note 12)                                       10,000                      -                   -                    -                   -
Share transfer fees                                                    1,544                    216                 404                  380                 809
                                                        ---------------------    -------------------   -----------------    -----------------    ----------------
                                                        ---------------------    -------------------   -----------------    -----------------    ----------------

                                                                     252,987                 39,423              50,092               75,133              66,047
                                                        ---------------------    -------------------   -----------------    -----------------    ----------------

                    The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2006

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

The Company’s financial statements as at 30 June 2006 and for the three month and six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $75,372 for the six month period ended 30 June 2006 (30 June 2005 — $66,047) and has working capital deficit of $384,142 at 30 June 2006 (31 December 2005 — $308,770).

On 30 April 2004, the Company entered into a Share Exchange Agreement (the “Agreement”) with Gateway Entertainment Group, Inc. (the “Gateway”), a New Jersey corporation, wherein the Company agreed to issue to the stockholders of Gateway 8,666,667 common shares in exchange for the 1,000 shares that constituted all the issued and outstanding shares of Gateway. On 25 June 2004, Gateway completed the reverse acquisition under the Agreement with the Company. Immediately before the acquisition, the Company had 100,000,000 common shares authorized and 366,667 common shares issued and outstanding. The Company completed a 48:1 forward stock split and the total issued and outstanding shares after completing the acquisition was 26,266,667 common shares.

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

Gateway was incorporated on 13 March 1991, under the laws of the State of New Jersey with an authorized capital stock of 200,000 common shares with no par value common stock. The accompanying financial statements are the historical financial statements of Gateway.

During the year ended 31 December 2005, the Company decided to discontinue its operations with respect to the gaming industry. All operating activities related to the discontinued operations were carried out by the Company’s legal subsidiary, Gateway.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2006

1. Nature and Continuance of Operations — Continued

On 7 March 2005, the Company entered into a Separation Agreement with Stephen Lasser (the “Lasser Agreement”) and a Share Cancellation and Business Transfer Agreement with Lawrence Smith (the “Smith Agreement”). All shares issued to the Gateway shareholders as a result of the reverse merger were cancelled.

Under the Smith Agreement, Smith agreed to cancel the 5,200,000 common shares of the Company owned by himself, and the Company agreed to transfer its assets related to the establishment of a television network dedicated to the Gaming Network Business, including ownership of Gateway, to Smith. On 8 March 2005 the assets comprising the Gaming Network Business were transferred to Smith in exchange for the return to treasury and cancellation of the 5,200,000 common shares of the Company. Smith was formerly an officer and director of the Company and was the Company’s largest shareholder prior to the cancellation of his common shares.

Under the Lasser Agreement, Lasser agreed to cancel the 3,466,667 common shares of the Company owned by himself and release the Company from any claims or potential claims Lasser has or may have against the Company or its directors and officers and the Company agreed to release Lasser from any claims or potential claims the Company has or may have against Lasser. On 8 March 2005 Lasser returned 3,466,667 common shares to the Company’s treasury and the common shares were cancelled.

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

At 30 June 2006, the Company was not engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2006

2. Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation
The accompanying unaudited interim financial statements have been prepared as at 30 June 2006 and for the three month and six month periods then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended 30 June 2006 are not necessarily indicative of the results that may be expected for the year ending 31 December 2006.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 31 December 2006.

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

30 June 2006

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

Comprehensive loss
SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses
The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 13 March 1991 to 30 June 2006.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2006

2. Significant Accounting Policies — Continued

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

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2006

2. Significant Accounting Policies

Recent accounting pronouncements - Continued
In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

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

30 June 2006

3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

                                                                                As at 30 June           As at 31
                                                                                                   December 2005
                                                                                         2006          (Audited)
                                                                                            $                  $

       Accounts payable                                                                21,654             16,392
       Accrued liabilities                                                              9,070             28,403
                                                                              ----------------    ---------------
                                                                              ----------------    ---------------

                                                                                       30,724             44,795
                                                                              ----------------    ---------------

4. Note Payable

The note payable bears interest at 10% per annum, is repayable in full on 31 December 2006, and is secured by the Company’s existing and future assets. At the note payable holder’s option, the note payable can be converted into common shares of the Company at a conversion rate to be negotiated between the two parties (Note 13).

5. Due to Related Party

As at 30 June 2006, the amount due to related party consists of $80,140 (31 December 2005 — $20,229) payable to a director of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

6. Capital Stock

Authorized
The total authorized capital stock is 100,000,000 common shares with a par value of $0.0001 per common share.

Issued and outstanding
The total issued and outstanding capital stock is 8,000,000 common shares with a par value of $0.0001 per common share.

        On 7 March 2005, the Company cancelled 8,666,667 common shares (Note 1).

On 9 June 2004, the Company, by way of unanimous written consent of the Board of Directors, cancelled 22,400,000 restricted common shares of the Company held by a former director of the Company. The former director agreed to such a cancellation (Note 13).

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2006

7. Related Party Transactions

During the three month period ended 30 June 2006, the Company paid or accrued management fees of $15,000 (30 June 2005 — $15,000) to a director of the Company.

During the six month period ended 30 June 2006, the Company paid or accrued management fees of $30,000 (30 June 2006 — $25,000) to a director of the Company.

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

8. Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2006. There are no current or deferred tax expenses for the period ended 30 June 2006 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

        The provision for refundable federal income tax consists of the following:

                                                                                  For the six        For the six
                                                                                 month period       month period
                                                                                ended 30 June      ended 30 June
                                                                                         2006               2005
                                                                                            $                  $

       Deferred tax asset attributable to:
       Current operations                                                              25,626             24,436
       Less: Change in valuation allowance                                           (25,626)           (24,436)
                                                                               ---------------    ---------------

       Net refundable amount                                                                -                  -
                                                                               ---------------    ---------------

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2006

8. Income Taxes — Continued

        The composition of the Company’s deferred tax assets as at 30 June 2006 and 31 December 2005 is as follows:

                                                                                As at 30 June           As at 31
                                                                                                   December 2005
                                                                                         2006          (Audited)
                                                                                            $                  $

       Net income tax operating loss carryforward                                     291,511            216,139
                                                                               ---------------    ---------------
                                                                               ---------------    ---------------

       Statutory federal income tax rate                                                  34%                34%
       Effective income tax rate                                                           0%                 0%

       Deferred tax asset
         Tax loss carryforward                                                         99,114             73,487
       Less: Valuation allowance                                                     (99,114)           (73,487)
                                                                               ---------------    ---------------
                                                                               ---------------    ---------------

       Net deferred tax asset                                                               -                  -
                                                                               ---------------    ---------------

        The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2006, the Company has an unused net operating loss carryforward balance of approximately $291,511 that is available to offset future taxable income. These unused net operating loss carryforward balances for income tax purposes expires as follows:

                                   2020                                      $    2,657
                                   2021                                          19,368
                                   2022                                           8,751
                                   2023                                           7,509
                                   2024                                          30,112
                                   2025                                         147,742
                                   2026                                          75,372

9. Commitment

On 1 February 2005, the Company entered into a contract for management services with an officer and director of the Company, requiring the Company to make a payment of $5,000 per month.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2006

10. Supplemental Disclosures with Respect to Cash Flows

                                              For the         For the         For the         For the         For the
                                          period from
                                          the date of           three           three
                                         inception on           month           month       six month       six month
                                             13 March          period          period          period          period
                                           1991 to 30        ended 30        ended 30        ended 30        ended 30
                                            June 2006       June 2006       June 2005       June 2006       June 2005
                                                    $               $               $               $               $

      Accrued interest on note
      payable (Note 4)                         23,364           6,253             666          12,417             666
      Shares issued for
      acquisition of Gateway                  (3,130)               -               -               -               -
      Forgiveness of shareholder
      loan                                     54,311               -               -               -               -
      Cash paid during the year
      for income taxes                          2,135               -               -               -               -

11. Discontinued Operations

During the year ended 31 December 2005 the Company discontinued its operations with respect to the gaming industry. All operating activities related to the discontinued operations were carried out by the Company’s legal subsidiary, Gateway. The decision to discontinue this business component was made by management due to the Company’s desire to shift its business focus to other unrelated opportunities. The ownership of Gateway was transferred to a former officer and director of the Company on 8 March 2005 in exchange for the cancellation of the former officer and director’s shares of the Company’s common stock (Notes 1).

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

30 June 2006

11. Discontinued Operations — Continued

        A summary of the results of the operations of the discontinued gaming operating unit is as follows:

                                                                    For the period
                                                                     from the date         For the six          For the six
                                                                   of inception on        month period         month period
                                                                     13 March 1991       ended 30 June        ended 30 June
                                                                   to 30 June 2006                2006                 2005
                                                                                 $                   $                    $

       Loss from discontinued operations before gain on
       disposition                                                       (192,295)                   -                    -
       Gain on disposition of discontinued operations                       10,098                   -               10,098
                                                                  -----------------    ----------------     ----------------
                                                                  -----------------    ----------------     ----------------

       Income (loss) from discontinued operations                        (182,197)                   -               10,098
                                                                  -----------------    ----------------     ----------------

12. Contingency

The Company has been named the defendant in a lawsuit filed by Media Underground, Inc. for the collection of payments under a sublease agreement related to space rented and used by the Company. During the three month period ended 30 June 2006, the Company paid $10,000 to Media Underground, Inc. as settlement of the lawsuit for payments under the sublease agreement.

13. Subsequent Events

        The following events occurred subsequent to 30 June 2006:

i.

On 27 July 2006, the terms of the note payable were revised such that the lender has agreed to advance an additional $75,000 to the Company and extend the payment date of the note payable to 31 December 2006 (Note 4).

ii.

22,400,000 common shares of the Company cancelled by the Company’s Board of Directors on 9 June 2004 have been returned to the Company’s treasury and formally removed from the Company’s list of outstanding shares.

iii.	The Company purchased a 100% interest in a six cell mineral claim comprised of 314.6 acres, the St. John Ridge Property, located 180 miles east of Vancouver, B.C., near Beaverdell, by paying $8,000.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2006. Our fiscal year end is December 31.

General

The Company was incorporated in the State of Delaware on November 16, 2000, for the purpose of developing a web-based reservation system that would enable consumers to place reservations directly with restaurants through a dedicated website. Efforts to implement the Company’s business plan were hampered by insufficient working capital which caused us to abandon our software development.

On June 25, 2004, the Company entered into a Share Exchange Agreement with Gateway Entertainment Group, Inc., (“Gateway”), a private company seeking to develop a gaming lifestyle media business offering gambling, entertainment, news and information. Pursuant to the Share Exchange Agreement, the Company issued the shareholders of Gateway 26,000,000 shares post 48:1 forward split shares in exchange for all the issued and outstanding shares of Gateway. On July 26, 2004, a majority of the shareholders entitled to vote, elected to change the Company’s name from “ReserveNet, Inc.” to “Casino Entertainment, Inc.” in line with our new business focus.

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

Subsequent to the three month period ended June 30, 2006, on August 10, 2006, the Company entered into a Property Purchase Agreement (the “Mining Agreement”) with Madman Mining Co. Ltd. and Lloyd C. Brewer, its president (together “Madman Mining”).

Pursuant to the Mining Agreement, the Company agreed to purchase 100% interest in St. Johns Ridge Mineral Claim, (the “Claim”), from Madman Mining. The Claim is located approximately 6 miles northeast of Beaverdell, in south-central British Columbia, Canada, with a total surface area of approximately 314 acres. The agreed purchase price, $8,000, was paid at closing, on September 8, 2006, at which time Madman Mining transferred the Claim in the form of a “quit-claim deed.”

Short Term Plan

The results of previous work on the Claim have indicated that there is strong potential for the discovery of additional gold, silver, copper, lead and zinc mineralization. This limited exploration has focused on the known mineral showings themselves, and has located two gold, silver and copper geochemical anomalies, coincident with high-grade rock samples from old trenches. Modern exploration techniques and mineralization theories will be used to test for a larger body of mineralization that is thought to be the causative source for the numerous mineral showings within the Claim area. The Company’s short term plan of operation is to carry out a modern two-phase exploration for the Claim as recommended by Madman Mining.

Phase I

Phase I will require approximately 3 weeks and will consisting of grid emplacement, detailed geological mapping, prospecting, rock and soiling sampling, and a geophysical magnetometer survey. An additional 3 weeks will be required to complete analysis of samples, data compilation and interpretation, drafting, and report writing. Results gained from the program will lead to a better understanding of, and the location and controls of, the mineralization at known showings. It will also reveal possible new showings and/or anomalous areas. The work will progress as follows:

1.	Emplace a control grid with a surveyed base line over the entire property;

2.	Conduct detailed geological mapping and prospecting over the entire property – tying in all showing locations, roads/trails, geological data and samples to the control grid; and

3.	Complete a magnetometer survey over the entire property.

The estimated cost breakdown of Phase I is as follows:

Personnel:
  Senior Geologist              3 days @ $500.00                                               $ 1,500.00
  Project Geologist             20 days @ $325.00                                                6,500.00
  Prospector/Field Assistant    20 days @ $225.00                                                4,500.00

Field Costs:
  Field Camp and Supplies       40 man/days @ $50.00/m/d                                         2,000.00
                                (including camp rental, GPS rental, food, prospecting
                                and sampling equipment, first aid and chain saw)
  Field Communications          Long Distance charges Motorola 2 way field radios                  400.00
  Survey Consumables            Sample bags, survey flagging, pickets etc.                         950.00
  Geophysical survey            Detailed total field magnetometer survey                         6,150.00

Transportation:
  Truck Rental                  20 days $100.00                                                  2,000.00
  Mob/de-mob                    Base-Project and Return (fuel/meals/motel and truck                500.00
                                mileage charges)

        Estimate continued on following page

Analytical:
  Rock Samples                  50 samples at $24.50/sample (Au+32 element ICP)                   1,225.00
                                (budget for 20 over detection limit assays - additional
                                at approx $15.00/sample)
  Soil Samples                  100 samples at $23.50/sample (Au + 32 element ICP)                2,350.00
  Petrography/Thin Section      10 samples                                                          270.00

Office and Engineering:
   Report Writing               based on results of Phase I                                       2,000.00
   Drafting/Cartography         (including field base map and all final maps detailing            2,500.00
                                geological mapping, sample locations and results,
                                location of old workings and compilation of results
                                from previous work on property)
                                                                                                  1,880.00

Overhead & Contingency

Total estimated cost of Phase I

Phase II

Phase II of the exploration program is contingent on the success of the Phase I program. The work will progress as follows:

1.	Complete mechanical trenching along the strike of the known mineralized zones, with detailed geological mapping and rock sampling carried out in each trench; and

2.	Perform diamond drilling along the projected strike and down dip of the main mineralized zones.

The minimum estimated cost of the Phase II is $50,000.

Long Term Plan

Upon the success of Phase I and Phase II, the Company’s long term plan is to pursue further mining on the Claim.

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used to complete our plan of operation. Management is confident that it will be able to operate in this manner during the next twelve months.

Results of Operations

During the three months ended June 30, 2006 we were not engaged in any active business other than the search for a suitable business acquisition.

Net Losses

For the period from March 13, 1991 (the incorporation of Gateway), to June 30, 2006, the Company recorded a net loss of $435,423, which is primarily attributable to losses from the discontinuation of business operations.

Net losses for the three month period ended June 30, 2006, were $39,422 as compared to net losses of $50,092 for the three month period ended June 30, 2005. Net losses for the six month period ended June 30, 2006, were $75,372 as compared to net losses of $55,949 for the six month period ended June 30, 2005.

During the six month period ended June 30, 2006, the Company did not realize any revenues from operations.

The Company expects to continue to incur net losses in future periods until such time as we can generate revenue. However, there is no assurance that we will ever generate sufficient revenues to fund operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from March 13, 1991, to June 30, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $77, with current and total liabilities of $384,219, as of June 30, 2006. Net stockholders’ deficit in the Company was $384,142 at June 30, 2006.

Cash flow used in operating activities was $77,046 for the six month period ended June 30, 2006, as compared to cash flow used in operating activities of $58,322 for the six month period ended June 30, 2005.

Cash flow used in investing activities was $0 for the six month periods ended June 30, 2006 and 2005.

Cash flow provided by financing activities was $59,921 for the six month period ended June 30, 2006, as compared to cash flow provided by financing activities of $83,322 for the six month period ended June 30, 2005. The cash flow provided by financing activities during the current period is attributable to a loan from a related party.

The Company’s current assets may not be sufficient to conduct our plan of operation over the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our major shareholders would be the most likely source of new funding in the form of loans or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect on our plan of operation.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

— our anticipated financial performance and business plan;

— the sufficiency of existing capital resources;

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

Since 1991, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $435,423 at June 30, 2006. During the three month period ended June 30, 2006, we recorded a net loss of $39,422. The Company has never realized revenue from operations. We may continue to incur operating losses as we satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to produce revenue from the Claim. Therefore, we may never be able to achieve profitability.

Mineral exploration is highly speculative and frequently non-productive.

Mineral exploration and extraction is highly speculative, frequently nonproductive, and involves many risks, including, without limitation, unforeseen geological formations, cave-ins, environmental concerns and personal injury. Such risks can be considerable and may add unexpected expenditures or delays to our plans. Subsequent to the period ended June 30, 2006, we were in a very early exploration stage. We do not know whether the Company’s exploration efforts will be successful or that any potential production will be identified. Moreover, an extended period of time may be needed to explore the Claim.

While we believe that the Claim property could contain minerals, further exploration and mineral assessments may indicate that our property is not sufficiently mineralized. Should the determination be made that further exploration is unfeasible because of insufficient mineralization, the Company may decide to abandon exploration efforts on the property.

An additional factor which will affect our business is the use of the evaluation work from professional geologists, geophysicists, and engineers for estimates in determining whether to commence or continue exploration work. These estimates generally rely on scientific estimates and economic assumptions, which may not be correct, and could result in the expenditure of substantial amounts of money on a property before it can be determined whether or not the property contains economically recoverable mineralization. We are not able to determine at present whether or not, or the extent to which, such risks may adversely affect our exploration program. The Company does not know whether its mineral exploration will ultimately be successful or profitable.

The Company has no proven or probable mineral reserves.

The Company has not completed any geological testing that would establish whether proven or probable mineralization exists on the Claim property. Consequently, we do not yet know whether we can generate revenues or profits from this property. The economic viability of a mineral property cannot be determined until extensive exploration has been conducted. We do not know whether proven or probable ore reserves exist on the Claim property, or if we will ever realize any revenue from this property.

There is no public trading market for the Company’s stock, so you may be unable to sell your shares, or should a public trading market develop, the market price could decline below the amount you paid for your investment.

Although management intends to apply for quotation on the Over the Counter Bulletin Board, currently there is no public trading market for the Company’s common stock, and we cannot represent to you that a market will ever develop. If a public trading market for our stock does not develop, it will be very difficult, if not impossible, for you to resell your shares in a manner that will allow you to recover, or realize a gain on, your investment. Even if a public trading market does develop, the market price could decline below the amount you paid for your investment.

We may incur significant expenses in the event that we are quoted on the Over the Counter Bulletin Board, which expenses may negatively impact our financial performance.

Should the Company’s application for quotation on the Over the Counter Bulletin Board be accepted, we may incur significant legal, accounting and other expenses as a result of being quoted on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of limited operations. The Company’s accumulated deficit was $360,051 as of December 31, 2005, which had increased to $435,423 as of June 30, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of our securities; (3) obtaining loans and grants from various financial institutions, where possible, and (4) begin producing revenue from the Claim. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

Our president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures

    a)        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2006 and 2005.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Kummer Kaemper Bonner Renshaw and Ferrario, Attorneys at Law, were retained to represent the Company in the defense of an action entitled Media Underground, Inc. v. Casino Entertainment Television, Inc., et al, filed in the District Court for Clark County, Nevada as Case No. A495425 (“Action”). Media Underground Inc., (the “Plaintiff”) alleged that it entered into a sublease agreement with the Company for certain premises located at 3485 West Harmon Avenue, Suite 110 in Las Vegas, Nevada, and that the payments called for by the sublease were not made. The Plaintiff asserted the following claims for relief: (i) breach of contract; (ii) breach of the implied covenant of good faith and fair dealing; (iii) fraud in the inducement; and (iv) attorneys’ fees. State court litigation was commenced by the Plaintiff on November 18, 2004 which was settled and dismissed on May 30, 2006. On June 30, 2006, the Company paid $10,000 to settle the lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 31 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 5th day of October, 2006.

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

10(iv)	*	Loan Agreement dated June 19, 2005 between Ouvo, Inc. and Ludwig Holdings Inc. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
10(v)	Attached	Property Purchase Agreement dated August 10, 2006, between Ouvo, Inc. and Madman Mining Co. Ltd.
14	*	Code of Ethics (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
31	Attached

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