Form 10QSB
period 2006-09-30
OUVO, INC.
filed 2006-11-14
CIK 1157688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

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

Yes     X              No

The number of issued and outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of  November 14, 2006 was 8,250,000.

TABLE OF CONTENTS

Page

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheet - September 30, 2006 (unaudited)	4
Statements of Operations - three and nine months ended September 30, 2006 and 2005, and the period since incorporation to September 30, 2006 (unaudited)	5
Statements of Cash Flows - three and nine months ended September 30, 2006 and 2005 and the period since incorporation to September 30, 2006 (unaudited)	6

Schedule 1 - General and Administrative Expenses	7
Notes to Financial Statements (unaudited)	8

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS	22
ITEM 3. CONTROLS AND PROCEDURES	31
PART II. - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	31
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	31
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	32
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32
ITEM 5. OTHER INFORMATION	32
ITEM 6. EXHIBITS	32
SIGNATURES	33
INDEX TO EXHIBITS	34

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

Ouvo, Inc.
(A Development Stage Company)
Balance Sheets
---------------------------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)

                                                                                                           As at 31
                                                                                       As at 30       December 2005
                                                                                 September 2006           (Audited)
                                                                                              $                   $

Assets

Current
Cash and cash equivalents                                                                25,634              17,202
Prepaid expenses                                                                            127                   -
                                                                                 ---------------    ----------------

                                                                                         25,761              17,202
                                                                                 ---------------    ----------------
                                                                                 ---------------    ----------------

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)                                        17,216              44,795
Notes payable (Note 5)                                                                  377,601             260,948
Due to related party (Note 6)                                                            56,691              20,229
                                                                                 ---------------    ----------------

                                                                                        451,508             325,972
                                                                                 ---------------    ----------------
                                                                                 ---------------    ----------------

Stockholders' deficiency
Capital stock  (Note 7)
Authorized
  100,000,000 common shares, par value $0.0001
Issued and outstanding
   30 September 2006 - 8,100,000 common shares, par value $0.0001
  31 December 2005 - 8,000,000 common shares, par value $0.0001                             810                 800
Additional paid-in capital                                                               60,471              50,481
Deficit, accumulated during the development stage                                     (487,028)           (360,051)
                                                                                 ---------------    ----------------
                                                                                 ---------------    ----------------

                                                                                      (425,747)           (308,770)
                                                                                 ---------------    ----------------
                                                                                 ---------------    ----------------

                                                                                         25,761              17,202
                                                                                 ---------------    ----------------

                    Nature and Continuance of Operations (Note 1) Commitments (Note 10) Subsequent Event (Note 14)

 The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statements of Operations
---------------------------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)

                                        For the period        For the   For the three    For the nine    For the nine
                                         from the date
                                          of inception    three month
                                           on 13 March   period ended    month period    month period    month period
                                            1991 to 30   30 September        ended 30        ended 30        ended 30
                                        September 2006           2006  September 2005  September 2006  September 2005
                                                     $              $               $               $               $

Expenses
General and administrative
(Schedule 1)                                   304,166         51,179          23,083         126,312          89,130
                                          -------------    -----------    ------------    ------------    ------------
                                          -------------    -----------    ------------    ------------    ------------

Net loss before other item                   (304,166)       (51,179)        (23,083)       (126,312)        (89,130)

Other item
Gain (loss) on foreign exchange                  (665)          (426)               -           (665)               -
                                          -------------    -----------    ------------    ------------    ------------
                                          -------------    -----------    ------------    ------------    ------------

Net loss from continuing operations          (304,831)       (51,605)        (23,083)       (126,977)        (89,130)

Discontinued operations (Note 12)
Loss from discontinued operations            (192,295)              -               -               -               -
Gain on disposition of discontinued
operations                                      10,098              -               -               -          10,098
                                          -------------    -----------    ------------    ------------    ------------
                                          -------------    -----------    ------------    ------------    ------------

Income (loss) from discontinued
operations                                   (182,197)              -               -               -          10,098
                                          -------------    -----------    ------------    ------------    ------------
                                          -------------    -----------    ------------    ------------    ------------

Net loss for the period                      (487,028)       (51,605)        (23,083)       (126,977)        (79,032)
                                          -------------    -----------
                                          -------------    -----------    ------------    ------------    ------------

Basic and diluted loss per common
share                                                         (0.006)         (0.003)         (0.016)         (0.008)
                                                           -----------    ------------    ------------    ------------
                                                           -----------    ------------    ------------    ------------

Weighted average number of common
shares used in per share calculations                       8,011,957       8,000,000       8,004,029      10,095,238
                                                           -----------    ------------    ------------    ------------

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------------
(Unaudited)

                                                  For the         For the       For the       For the       For the
                                              period from
                                              the date of
                                             inception on                   three month    nine month    nine month
                                                 13 March     three month        period        period        period
                                               1991 to 30          Period      ended 30      ended 30      ended 30
                                                September        ended 30     September     September     September
                                                     2006  September 2006          2005          2006          2005
                                                        $               $             $             $             $

Cash flows from operating activities
Net loss for the period                         (487,028)         (51,605)       (23,083)     (126,977)     (79,032)
   Loss (gain) from discontinued                                                        -             -
operations                                        182,197                -                                  (10,098)
                                               -----------    ------------    ----------    ----------    ----------
                                               -----------    ------------    ----------    ----------    ----------
   Loss from continuing operations              (304,831)         (51,605)       (23,083)     (126,977)     (89,130)

Adjustment for non-cash item
  Accrued interest                                 31,001            7,656          4,378        20,053        5,044

Changes in operating assets and
liabilities
   (Increase) in prepaid expenses                   (127)            (127)              -         (127)            -
   Increase (decrease) in accounts                                                      7             )
   payable and accrued liabilities                 17,216         (13,508)          3,50       (27,579        10,566
                                               -----------    ------------    ----------    ----------    ----------
                                               -----------    ------------    ----------    ----------    ----------

                                                (256,741)         (57,584)       (15,198)     (134,630)     (73,520)
                                               -----------    ------------    ----------    ----------    ----------
                                               -----------    ------------    ----------    ----------    ----------

Cash flows from investing activity
Net monetary liabilities from acquisition         (3,130)                -              -             -            -
                                               -----------    ------------    ----------    ----------    ----------
                                               -----------    ------------    ----------    ----------    ----------

Cash flows from financing activities
(Decrease) in bank indebtedness                         -              (9)              -          (15)         (28)
Common shares issued for cash                         100                -              -             -            -
Increase in notes payable                         346,600           96,600              -        96,600       57,677
Increase (decrease) in due to related                                                   8             2
party (Note 9)                                     66,691         (13,449)         15,19         46,46        40,871
                                               -----------    ------------    ----------    ----------    ----------
                                               -----------    ------------    ----------    ----------    ----------

                                                  413,391           83,142                      143,047       98,520
                                               -----------    ------------    ----------    ----------    ----------
                                               -----------    ------------    ----------    ----------    ----------

Net cash used in discontinued operations        (127,886)                -              -             -     (25,000)
                                               -----------    ------------    ----------    ----------    ----------
                                               -----------    ------------    ----------    ----------    ----------

Increase (decrease) in cash and cash                                                    -             7
equivalents                                        25,634           25,558                        8,41             -

Cash and cash equivalents, beginning of                                                 -             7
period                                                  -               76                       17,21             -
                                               -----------    ------------    ----------    ----------    ----------
                                               -----------    ------------    ----------    ----------    ----------

Cash and cash equivalents, end of period           25,634           25,634              -        25,634            -
                                               -----------    ------------    ----------    ----------    ----------

                                     Supplemental Disclosures with Respect to Cash Flows (Note 11)

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Schedule 1 - General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------------------

                                            For the   For the three   For the three    For the nine    For the nine
                                        period from
                                        the date of
                                       inception on
                                      13 March 1991    month period    month period    month period    month period
                                              to 30        ended 30        ended 30        ended 30        ended 30
                                     September 2006  September 2006  September 2005  September 2006  September 2005
                                                  $               $               $               $               $

Interest (Note 5)                            31,115           7,656           4,350          20,053           5,016
Legal and accounting                        148,276          19,121           3,332          49,974          41,985
Management fees (Note 8)                    100,000          15,000          15,000          45,000          40,000
Mineral property acquisition
     cost (Note 3)                            8,449           8,449               -           8,449               -
Office and miscellaneous                      4,469             640             226           2,143           1,145
Settlement of lawsuit
     (Note 13)                               10,000               -               -               -               -
Share transfer fees                           1,857             313             175             693             984
                                        ------------    ------------    ------------    ------------    ------------

                                            304,166          51,179          23,083         126,312          89,130
                                        ------------    ------------    ------------    ------------    ------------

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2006

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

The Company’s financial statements as at 30 September 2006 and for the three month and nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $126,977 for the nine month period ended 30 September 2006 (30 September 2005 — $79,032) and has working capital deficit of $425,747 at 30 September 2006 (31 December 2005 — $308,770).

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

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2006

1.     Nature and Continuance of Operations (continued)

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

The Company has suffered losses from development stage activities. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2006

2. Significant Accounting Policies

        The following is a summary of significant accounting policies used in the preparation of these financial statements.

         Basis of presentation

The accompanying unaudited interim financial statements have been prepared as at 30 September 2006 and for the three month and nine month periods then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended 30 September 2006 are not necessarily indicative of the results that may be expected for the year ending 31 December 2006.

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

         Mineral property costs

On 10 August 2006, the Company entered the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Although the Company will take steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2006

2.     Significant Accounting Policies (continued)

         Reclamation costs

The Company’s policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine. The amount charged is based on management’s estimation of reclamation costs to be incurred. The accrued liability is reduced as reclamation expenditures are made. Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time.

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

         Environmental expenditures

The operations of the Company have been, and may in the future be, affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

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

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2006

2.     Significant Accounting Policies (continued)

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

         Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2006

2.     Significant Accounting Policies (continued)

         Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 13 March 1991 to 30 September 2006.

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

         Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2006

2.     Significant Accounting Policies (continued)

         Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2007. The Company is currently reviewing the impact of this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The Company is currently reviewing the impact of this statement.

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

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2006

2.     Significant Accounting Policies (continued)

        Recent accounting pronouncements (continued)

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

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2006

2.     Significant Accounting Policies (continued)

        Recent accounting pronouncements (continued)

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

3. Mineral Property

During the nine month period ended 30 September 2006, the Company acquired a 100% interest in a mineral property located approximately 180 miles east of Vancouver, British Columbia (the “St. John Ridge Property”) from Madman Mining Co. Ltd. and Lloyd C. Brewer, its president (together “Madman Mining”) for proceeds of $8,000. This unproven mineral property acquisition costs was expensed during the three month period ended 30 September 2006.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2006

4.

Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

                                                                                       As at 30            As at 31
                                                                                                      December 2005
                                                                                 September 2006           (Audited)
                                                                                              $                   $

       Accounts payable                                                                  11,920              16,392
       Accrued liabilities                                                                5,296              28,403
       ----------------------------------------------------------------------    ---------------    ----------------
       ----------------------------------------------------------------------    ---------------    ----------------

                                                                                         17,216              44,795
       ----------------------------------------------------------------------    ---------------    ----------------

5.       Notes Payable

                                                                                                     Balance at 30
                                                                                                    September 2006
                                                                                                                 $

       The note payable bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and is due and payable on 31 December 2006.  The holder of the convertible note
       payable   has the right to convert any portion of the unpaid principle and/or accrued interest into common shares of the Company at any time prior to maturity date at a conversion rate to be negotiated between the two parties.  The balance of $355,528 outstanding at 30 September 2006 consists of principle and unpaid
       accrued interest of $325,000 and $30,528 respectively.                                              355,528

       Issued in July 2006, the convertible note payable   bears interest at a rate of
       10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and is due and payable on 31 December 2007.  The holder of the note payable has the right to convert any portion of the unpaid principle and/or accrued interest into common shares of the Company equal to the value of the debt at any time prior to the maturity date.  The balance of
       $22,073 outstanding at 30 September 2006 consists of principle and unpaid
       accrued interest of $21,600 and $473 respectively.                                                   22,073
       ---------------------------------------------------------------------------------- -- --
       ---------------------------------------------------------------------------------- -- --     ---------------

                                                                                                           377,601
       ---------------------------------------------------------------------------------- -- --     ---------------

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2006

6. Due to Related Party

As at 30 September 2006, the amount due to related party consists of $56,691 (31 December 2005 — $20,229) payable to a director of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

On 19 September 2006, the Company issued 100,000 common shares to an officer and director of the Company in settlement of debt of $10,000 ($0.10 per share) (Notes 7, 8 and 11).

7. Capital Stock

         Authorized

        The total authorized capital stock is 100,000,000 common shares with a par value of $0.0001 per common share.

         Issued and outstanding

        The total issued and outstanding capital stock is 8,100,000 common shares with a par value of $0.0001 per common share.

On 19 September 2006, the Company issued 100,000 common shares to an officer and director of the Company in settlement of debt of $10,000 ($0.10 per share) (Notes 8 and 11).

        On 7 March 2005, the Company cancelled 8,666,667 common shares (Note 1).

On 9 June 2004, the Company, by way of unanimous written consent of the Board of Directors, cancelled 22,400,000 restricted common shares of the Company held by a former director of the Company. The former director agreed to such a cancellation.

8. Related Party Transactions

During the nine month period ended 30 September 2006, the Company paid or accrued management fees of $45,000 (30 September 2005 — $40,000) to a director of the Company.

On 19 September 2006, the Company issued 100,000 common shares to an officer and director of the Company in settlement of debt of $10,000 ($0.10 per share) (Notes 6, 7 and 11).

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

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2006

9. Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2006. There are no current or deferred tax expenses for the period ended 30 September 2006 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

        The provision for refundable federal income tax consists of the following:

                                                                       For the nine month       For the nine month
                                                                          period ended 30          period ended 30
                                                                           September 2006           September 2005
                                                                                        $                        $

              Deferred tax asset attributable to:
              Current operations                                                   43,172                   30,304
              Less: Change in valuation allowance                                (43,172)                 (30,304)
                                                                      --------------------    ---------------------

              Net refundable amount                                                     -                        -
                                                                      --------------------    ---------------------

       The composition of the Company's deferred tax assets as at 30 September 2006 and 31 December 2005 is as follows:

                                                                       As at 30 September         As at 31 December
                                                                                                               2005
                                                                                     2006                 (Audited)
                                                                                        $                         $

              Net income tax operating loss carryforward                          343,116                   216,139
                                                                      --------------------    ----------------------
                                                                      --------------------    ----------------------

              Statutory federal income tax rate                                       34%                       34%
              Effective income tax rate                                                0%                        0%

              Deferred tax asset
                Tax loss carryforward                                             116,659                    73,487
              Less: Valuation allowance                                         (116,659)                  (73,487)
                                                                      --------------------    ----------------------
                                                                      --------------------    ----------------------

              Net deferred tax asset                                                    -                         -
                                                                      --------------------    ----------------------

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2006

9.     Income Taxes (continued)

        The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2006, the Company has an unused net operating loss carryforward balance of approximately $343,116 that is available to offset future taxable income. These unused net operating loss carryforward balances for income tax purposes expires as follows:

                                   2020                                      $    2,657
                                   2021                                          19,368
                                   2022                                           8,751
                                   2023                                           7,509
                                   2024                                          30,112
                                   2025                                         147,742
                                   2026                                         126,977

10.      Commitment

       On 1 February 2005, the Company entered into a contract for management services with an officer and director of the Company, requiring the Company to make a payment of $5,000 per month.

11.      Supplemental Disclosures with Respect to Cash Flows

                                             For the         For the         For the         For the      For the
                                              period
                                            from the
                                             date of
                                           inception           three           three                      nine
                                               on 13           month           month      nine month      month
                                          March 1991          period          period          period      period
                                               to 30        ended 30        ended 30        ended 30      ended 30
                                           September       September       September       September      September
                                                2006            2006            2005            2006            2005
                                                   $               $               $               $               $

       Accrued interest on note
            payable (Note 5)                  31,001           7,656           4,350          20,053           5,016
       Shares issued for acquisition
            of Gateway                       (3,130)               -               -               -               -
       Forgiveness of shareholder
            loan                              54,311               -               -               -               -
       Cash paid during the year
       for
            income taxes                       2,135               -               -               -               -
On 19 September 2006, the Company issued 100,000 common shares to an officer and director of the Company in settlement of debt of $10,000 ($0.10 per share) (Notes 6, 7, 8 and 11).

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2006

12. Discontinued Operations

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

        A summary of the results of the operations of the discontinued gaming operating unit is as follows:

                                                                      For the period        For the         For the
                                                                       from the date     nine month      nine month
                                                                        of inception         period          period
                                                                         on 13 March       ended 30        ended 30
                                                                          1991 to 30      September       September
                                                                      September 2006           2006            2005
                                                                                   $              $               $

       Loss from discontinued operations before gain on                            )              -               -
       disposition                                                         (192,295
       Gain on disposition of discontinued operations                         10,098              -          10,098
                                                                     --------------    -----------     -----------
                                                                     --------------    -----------     -----------

       Income (loss) from discontinued operations                          (182,197)              -          10,098
                                                                     --------------    -----------     -----------

13. Contingency

The Company has been named the defendant in a lawsuit filed by Media Underground, Inc. for the collection of payments under a sublease agreement related to space rented and used by the Company. During the three month period ended 30 September 2006, the Company paid $10,000 to Media Underground, Inc. as settlement of the lawsuit for payments under the sublease agreement.

14. Subsequent Event

Subsequent to 30 September 2006 the Company issued an additional 150,000 common shares for total cash proceeds of $75,000 pursuant to a private placement.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2006. Our fiscal year end is December 31.

General

The Company was incorporated in the State of Delaware on November 16, 2000, as “Reservenet Incorporated,” for the purpose of developing a web-based reservation system that would enable consumers to place reservations directly with restaurants through a dedicated website. Efforts to implement the Company’s business plan were hampered by insufficient working capital which caused us to abandon our software development.

On June 25, 2004, the Company entered into an agreement with Gateway Entertainment Group, Inc., a private company seeking to develop a gaming lifestyle media business offering gambling, entertainment, news and information. At such time, we changed our name to “Casino Entertainment Television Inc.” Despite efforts to develop a gaming lifestyle business, the Company decided, in early 2005, to discontinue operations.

On March 7, 2005, a majority of the shareholders entitled to vote elected to (i) change the Company’s name to “Ouvo, Inc.”, (ii) authorize 5,000,000 shares of Class A Preferred Stock, and (iii) consolidate the issued and outstanding shares of common stock on a 1:3 basis.

On August 10, 2006, the Company entered into a Property Purchase Agreement (the “Mining Agreement”) with Madman Mining Co. Ltd. and Lloyd C. Brewer, its president (together “Madman Mining”).

Pursuant to the Mining Agreement, the Company purchased 100% interest in St. Johns Ridge Mineral Claim, (the “Claim”), from Madman Mining. The Claim is located approximately 6 miles northeast of Beaverdell, in south-central British Columbia, Canada, with a total surface area of approximately 314 acres. The agreed purchase price, $8,000, was paid at closing, on September 8, 2006, at which time Madman Mining transferred the Claim in the form of a “quit-claim deed.”

Short Term Plan

Previous work on the Claim has indicated a potential for the identification of economic quantities of mineralization in the form of gold, silver, copper, lead and zinc. Limited exploration on the Claim by previous prospectors focused on known mineral showings that indicated gold, silver and copper geochemical anomalies, coincident with high-grade rock samples taken from old trenches. We intend to utilize modern exploration techniques and mineralization theories to test for a larger body of mineralization that may be the causative source for the numerous mineral showings within the Claim area.

Our short term plan of operation is to carry out a two-phase exploration for the Claim as devised by our independent geologist.

Initial Phase I-A is being implemented to locate and sample the gold, silver, lead, zinc and copper mineralization that occurs at the St. John Ridge Zone as well as a parallel zone previously located 125 feet to the west of the main zone. The exploration crew arrived at the project on November 5, 2006 and the work program will require approximately seven days for completion. The work will consist of control grid emplacement, soil sampling, rock sampling, and geological mapping/prospecting. Phase I-A will progress as follows:

1.     The field crews will to locate the old workings (pits and trenches);

2.     The old workings will be used as the center/origin for the control grid;

3.     The grid will be emplaced with a slashed and blazed base line running north/south;

4.     Cross lines, oriented east/west will be emplaced every 50m along the base line;

5.     Sample stations will be emplaced every 25m along the cross lines;

6.     The control grid will be utilized as a control for location of soil samples as well controlling the location of geological/field observations from prospecting/geological traverses;

7.     The budget includes the analysis of 30 soil and/or rock samples (the exact number of soil and rock samples will be determined in the field based on field observation).

The estimated cost breakdown of Phase I-A is as follows:

       ------------------------------- ------------------------------------------------------ -----------------
                    Item                                 Rate/Description                         Totals
       ------------------------------- ------------------------------------------------------ -----------------
       ------------------------------- ------------------------------------------------------ -----------------
       Labour:
       ------------------------------- ------------------------------------------------------ -----------------
       ------------------------------- ------------------------------------------------------ -----------------
         Project Geologist             7 days @ $325.00                                             2,275.00
       ------------------------------- ------------------------------------------------------ -----------------
       ------------------------------- ------------------------------------------------------ -----------------
         Field Assistant               7 days @ $225.00                                             1,575.00
       ------------------------------- ------------------------------------------------------ -----------------
       ------------------------------- ------------------------------------------------------ -----------------
       Field Costs:                                                                                        0
       ------------------------------- ------------------------------------------------------ -----------------
       ------------------------------- ------------------------------------------------------ -----------------
         Field Camp and Supplies       14 man/days @ $50.00/m/d                                       700.00
                                       (including camp rental, GPS rental, food,
                                       prospecting and sampling equipment, first aid soils
                                       augers and chain saw)
       ------------------------------- ------------------------------------------------------ -----------------
       ------------------------------- ------------------------------------------------------ -----------------
         Field Communications          Long Distance charges and Motorola 2 way field radios          200.00
       ------------------------------- ------------------------------------------------------ -----------------
       ------------------------------- ------------------------------------------------------ -----------------
         Survey Consumables            sample bags, survey flagging, pickets etc.                     125.00
       ------------------------------- ------------------------------------------------------ -----------------
       ------------------------------- ------------------------------------------------------ -----------------
       Transportation:                                                                                     0
       ------------------------------- ------------------------------------------------------ -----------------
       ------------------------------- ------------------------------------------------------ -----------------
         Truck Rental                  8 days @ $100.00 (field plus 2 x 1/2 days before/after         800.00
       ------------------------------- ------------------------------------------------------ -----------------
       ------------------------------- ------------------------------------------------------ -----------------
         ATV and Trailer Rental        7 days @ $100.00                                               700.00
       ------------------------------- ------------------------------------------------------ -----------------
       ------------------------------- ------------------------------------------------------ -----------------
         Mob-DeMob                     To Project and Return - food and fuel                          400.00
       ------------------------------- ------------------------------------------------------ -----------------
       ------------------------------- ------------------------------------------------------ -----------------
       Analytical:                                                                                      0.00
       ------------------------------- ------------------------------------------------------ -----------------
       ------------------------------- ------------------------------------------------------ -----------------
         Rock/Soil Samples             30 @ $23.50/sample  Au + 28 element ICP                        705.00
       ------------------------------- ------------------------------------------------------ -----------------
       ------------------------------- ------------------------------------------------------ -----------------
         Interpretation/Data Plotting                                                                 830.00
       ------------------------------- ------------------------------------------------------ -----------------
       -------------------------------------------------------------------------------------- -----------------
       Total                                                                                             .00
       -------------------------------------------------------------------------------------- -----------------

Phase I –B will be guided by the results of Phase I-A. It will require approximately three weeks and will consisting of a full grid emplacement, detailed geological mapping, prospecting, further rock and soiling sampling, and a geophysical magnetometer survey. An additional three weeks will be required to complete analysis of samples, data compilation and interpretation, drafting, and report writing. Results gained from the program will lead to a better understanding of, and the location and controls of, the mineralization at known showings. It will also reveal possible new showings and/or anomalous areas. Phase I-B will progress as follows:

1.     Emplace a control grid with a surveyed base line over the entire property;

2.     Conduct detailed geological mapping and prospecting over the entire property – tying in all showing locations, roads/trails, geological data and samples to the control grid; and

3.     Complete a magnetometer survey over the entire property.

The estimated cost of the Phase I-A and I-B is $34,725.

Phase II of the exploration program is contingent on the success of the Phase I program. Phase II will progress as follows:

1.     Complete mechanical trenching along the strike of the known mineralized zones, with detailed geological mapping and rock sampling carried out in each trench; and

2.     Perform diamond drilling along the projected strike and down dip of the main mineralized zones.

The minimum estimated cost of the Phase II is $50,000.

Long Term Plan

Upon the success of Phase I and Phase II, the Company’s long term plan is to pursue mining on the Claim.

We do not intend to use any additional employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used to complete our plan of operation. Management is confident that it will be able to operate in this manner during the next twelve months.

Results of Operations

During the nine month period ended September 30, 2006, the Company was involved in identifying business opportunities in the mineral exploration sector, completing due diligence on the Claim, executing an agreement with Madman Mining, and commencing the operation of a precious mineral exploration business.

Net Losses

Since inception to September 30, 2006, the Company recorded a net loss of $487,028, which is primarily attributable to losses from the discontinuation of business operations.

Net losses for the three month period ended September 30, 2006, were $51,605 as compared to net losses of $23,083 for the three month period ended September 30, 2005. Net losses for the nine month period ended September 30, 2006, were $126,977 as compared to net losses of $79,032 for the nine month period ended September 30, 2005.

During the nine month period ended September 30, 2006, the Company did not realize any revenues from operations.

The Company expects to continue to incur net losses in future periods until such time as we can generate revenue. However, there is no assurance that we will ever generate sufficient revenues to fund operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to September 30, 2006.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that we will utilize the net operating losses carried forward in future years.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases by improving operating efficiencies.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $25,761, with current and total liabilities of $451,508, as of September 30, 2006. Net stockholders’ deficit in the Company was $425,747 at September 30, 2006.

Cash flow used in operating activities was $134,630 for the nine month period ended September 30, 2006, as compared to cash flow used in operating activities of $73,520 for the nine month period ended September 30, 2005.

Cash flow used in investing activities was $0 for the nine month periods ended September 30, 2006 and 2005.

Cash flow provided by financing activities was $143,047 for the nine month period ended September 30, 2006, as compared to cash flow provided by financing activities of $98,520 for the nine month period ended September 30, 2005. The cash flow provided by financing activities during the current period is attributable to a loan from a related party and a note payable.

The Company’s current assets may however not be sufficient to conduct our plan of operation over the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our major shareholders would be the most likely source of new funding in the form of loans or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect on our plan of operation.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2007. The Company is currently reviewing the impact of this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The Company is currently reviewing the impact of this statement.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of limited operations. The Company’s accumulated deficit was $360,051 as of December 31, 2005, which had increased to $487,028 as of September 30, 2006. Our ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since we have no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of our securities; (3) obtaining loans and grants from various financial institutions, where possible, and (4) begin producing revenue from the Claim. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

— our anticipated financial performance and business plan;

— the sufficiency of existing capital resources;

— our ability to raise additional capital to fund cash requirements for future operations;

— uncertainties related to the exploration of the Claim;

— the ability of the Company to generate revenues to fund future operations;

— the volatility of the stock market and;

— general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors.” We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Risk Factors

Since our future operating results are highly uncertain you should carefully consider the risks described below, in addition to the other information contained in this current report. If any of these risks actually impact the Company, our business, financial condition or results of operations could be seriously harmed and you could lose all or part of any investment in our business.

We have a history of significant operating losses and such losses may continue in the future.

Since inception our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $360,051 at December 31, 2005, which increased to $487,028 at September 30, 2006. We may continue to incur operating losses as we satisfy ongoing regulatory disclosure requirements, operate our business, and explore our Claim. The Company’s only expectation of future profitability is dependent upon its ability to produce revenue from the Claim. Should the Company be unable to produce revenue from the Claim it may never be profitable.

We need to continue as a going concern if our business is to succeed.

Our independent accountant’s report on our audited financial statements for the period ended December 31, 2005, indicates that there are a number of factors that raise substantial doubt as to our ability to continue as a going concern. Such factors identified in the report include our accumulated deficit, our failure to attain profitable operations, and our dependence upon obtaining adequate financing to satisfy liabilities. If we are not able to continue as a going concern, it is likely that the Company’s shareholders will lose their investments.

We will continue to incur losses into the foreseeable future.

Prior to completion of our exploration program, we anticipate that we will incur increased operating expenses without realizing any revenues. Therefore, we expect to continue to incur losses into the foreseeable future. We recognize that if we are ultimately unable to generate significant revenues from the development and production of precious minerals from the Claim, we will not be able to continue operations.

If we do not obtain additional financing, our business will fail.

Our current operating funds are insufficient to complete the second phase of our exploration of the Claim, and therefore we will need to obtain additional financing in order to complete our business plan. As at September 30, 2006, we had cash in the amount of $25,634, which amount was increased on October 3, 2006 with the closing of a placement of common stock which generated $75,000.

Our business plan calls for significant expenses in connection with the exploration of the Claim. Although we have sufficient funds to conduct the first phase of our exploration of the Claim, we will require additional financing to complete the second phase of exploration. Further, we will continue to need to raise additional capital to fund operations until such time as we realize sufficient revenues to meet our expenditures. Capital realized would be used for exploration expenses and general and administrative expenses. However, we have no commitment from any source of financing to provide us with additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of the Company’s common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders.

We face a high risk of business failure as a new mineral exploration company.

We have commenced exploration on the Claim but to date have no way of evaluating the likelihood that our business will be successful. The difficulties normally encountered by new mineral exploration companies lead to the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration that we plan to undertake. We have no history upon which to base any assumption as to the likelihood that we will prove successful in overcoming these problems. If we do not overcome these difficulties, our business will most likely fail.

Due to the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

Mineral exploration and extraction involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position. Such risks can be considerable and may add unexpected expenditures or delays to our plans.

The Company has no proven or probable mineral reserves.

The Company has not completed any geological testing that would establish whether proven or probable mineralization exists on the Claim property. Consequently, we do not yet know whether we can generate revenues or profits from this property. The economic viability of a mineral property cannot be determined until extensive exploration has been conducted. We do not know whether proven or probable ore reserves exist on the Claim property, or if we will ever realize any revenue from this property. While we believe that the Claim property could contain gold, silver, lead, zinc and copper mineralization, further exploration and mineral assessments may indicate that our property is not sufficiently mineralized. Should the determination be made that further exploration is unfeasible because of insufficient mineralization, the Company may decide to abandon exploration efforts on the property.

Should we become subject to changing government regulation or other legal uncertainties, our business will be negatively affected.

Several governmental regulations materially restrict mineral claims exploration and development in British Columbia. Under the Province’s mining law, to engage in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the Claim, we will incur regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

Management has no technical experience in mineral exploration which increases our risk of failure.

Our management does not have any technical training in the field of geology. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations and ultimate financial success may suffer irreparable harm as a result.

Our business will depend upon the work of third parties.

We will use third parties for our evaluation work. Professional geologists, geophysicists, and engineers will provide us with estimates to determine whether to commence or continue exploration work. These types of estimates generally rely on scientific estimates and economic assumptions, which may not be correct, and could result in the expenditure of substantial amounts of money on a property before it can be determined whether or not the property contains economically recoverable mineralization.

Because our chief executive officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our chief executive officer, Kent Carasquero, devotes approximately 10 hours per week to our business affairs. It is possible that the demands on Mr. Carasquero from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Carasquero may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of shareholder confidence in our disclosure.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, shareholders could lose confidence in the accuracy and completeness of our financial reports.

There is no public trading market for our stock, so you may be unable to sell your shares, or if a public trading market develops, the market price could decline below the cost of your investment.

Although management intends to apply for quotation on the Over the Counter Bulletin Board, currently there is no public trading market for the Company’s common stock, and we cannot represent to you that a market will ever develop. If a public trading market for our stock does not develop, it will be very difficult, if not impossible, for you to resell your shares in a manner that will allow you to recover, or realize a gain on, your investment. Even if a public trading market does develop, the market price could trade below the amount you paid for your investment.

We may incur significant expenses in the event that we are quoted on the Over the Counter Bulletin Board, which expenses may negatively impact our financial performance.

Should the Company’s application for quotation on the Over the Counter Bulletin Board be accepted, we may incur significant legal, accounting and other expenses as a result of being quoted on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in a prior risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

ITEM 3. CONTROLS AND PROCEDURES

Our president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures

    a)        Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2006 and 2005.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On October 3, 2006, the Corporation issued 150,000 shares of common stock to three investors for cash consideration of $0.50 per share, for an aggregate of $75,000, pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

The Corporation complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to offerees who were outside the United States at the time the shares were issued, and ensuring that the offerees to whom the stock was issued were non-U.S. offerees with addresses in foreign countries.

The Corporation complied with Section 4(2) based on the following factors: (1) the issuances were isolated private transactions by the Corporation which did not involve a public offering; (2) there were limited offerees who were issued the Corporation’s stock for cash consideration; (3) the offerees stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Corporation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 34 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November, 2006.

Ouvo, Inc.

/s/ Kent Carasquero

By: Kent Carasquero

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated October 31,2000. (Incorporated by reference from Form SB2 filed with the SEC on August 24, 2001.)
3(i)(b)	*	Amended Articles of Incorporation dated July 26, 2004. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
3(i)(c)	*	Amended Articles of Incorporation dated April 12, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
3(ii)	*	By-Laws dated October 31, 2000. (Incorporated by reference from Form SB-2 filed with the SEC on August 24, 2001.)
10(i)	*	Separation Agreement dated March 7, 2005 between Casino Entertainment Television Inc. and Stephen Lasser. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)
10(ii)	*

Share Cancellation and Business Transfer Agreement dated March 7, 2005 between Casino Entertainment Television Inc. and Lawrence Smith. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)

10(iii)	*	Loan Agreement dated June 19, 2005 between the Company and Ludwig Holdings Inc. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)
10(iv)	*	Employment Agreement dated February 1, 2006 between Kent Carasquero and Casino Entertainment, Inc. (Incorporated by reference from the Form 10-KSB filed with the Commission on August 26, 2006.)
10(v)	*	Loan Agreement dated July 12, 2006 between the Company and Vince Carnovale. (Incorporated by reference from the Form 8-K filed with the Commission on November 2, 2006.)
10(vi)	*	Loan Agreement dated July 27, 2006 between the Company and Ludwig Holdings Inc. (Incorporated by reference from the Form 8-K filed with the Commission on November 2, 2006.)
10(vii)	*	Property Purchase Agreement dated August 10, 2006, between the Company and Madman Mining Co. Ltd. (Incorporated by reference from Form 10-QSB filed with the Commission on October 10, 2006.)
10(viii)	*	Debt Settlement Agreement dated September 19, 2006 between the Company and Kent Carasquero. (Incorporated by reference from the Form 8-K filed with the Commission on November 2, 2006.)
14	*	Code of Ethics (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
31	Attached

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