Form 10KSB/A
period 2005-12-31
OUVO, INC.
filed 2007-01-10
CIK 1157688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☑     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 .

❒      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

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

Yes ❒            No ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A  [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ❒           No ☑

The registrant's net sales for the year ended December 31, 2005, were $0.

The aggregate value of the registrant's common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates is $25,000 based on the price at which the common stock was orginally sold in May of 2001.

At January 8, 2007, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 8,250,000.

Explanatory Note

The registrant’s Form 10-KSB has been amended to include a signed accountant’s report for the financial statements. The Form further includes a brief discussion of subsequent events on page 7, which events are available in more detail on the Form 8-K filed with the Securities and Exchange Commission on November 2, 2006.

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

Subsequent Events

On August 10, 2006, the Company entered into a Property Purchase Agreement (the "Agreement") with Madman Mining Co. Ltd. and Lloyd C. Brewer, its president (together "Madman Mining"). Pursuant to the Agreement, the Company agreed to purchase a 100% interest in the Claim from Madman Mining. An agreed purchase price of $8,000 was paid at closing on September 8, 2006, at which time Madman Mining transferred the Claim to the Company in the form of a "quit-claim deed." Pursuant to the acquisition of the Claim, the Company ceased being a shell company on September 8, 2006. This information is provided in more detail on the Form 8-K filed with the Commission on November 2, 2006.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 325-3495 Cambie Street, Vancouver, British Columbia, Canada, V5Z 4R3. We pay no rent for the use of this address. We do not believe that we will need to maintain additional office space at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3. LEGAL PROCEEDINGS

Kummer Kaemper Bonner Renshaw and Ferrario, Attorneys at Law, had been retained to represent the Company in the defense of an action entitled Media Underground, Inc. v. Casino Entertainment Television, Inc., et al, filed in the District Court for Clark County, Nevada as Case No. A495425 ("Action"). Media Underground Inc., ("Plaintiff") alleged that it entered into a sublease agreement with the Company for certain premises located at 3485 West Harmon Avenue, Suite 110 in Las Vegas, Nevada, and that the payments called for by the sublease were not made. Plaintiff asserted the following claims for relief: (1) breach of contract; (2) breach of the implied covenant of good faith and fair dealing; (3) fraud in the inducement; and (4) attorneys' fees.

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

Record Holders

As of January 8, 2007, there were approximately 50 shareholders of record holding a total of 8,250,000 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2005, included in this Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

/s/ James Stafford

Vancouver,Canada

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

/s/ De Joya Griffith & Company, LLC

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

The officers and directors of the Company as of January 8, 2007, are as follows:

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

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics by reference as Exhibit 14 to this Form 10-KSB/A. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

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

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of January 8, 2007, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

   -------------------- ---------------------------------- ----------------------------- -----------------------
     Title of Class      Name and Address of Beneficial        Amount and nature of         Percent of Class
                                    Ownership                  Beneficial Ownership
   -------------------- ---------------------------------- ----------------------------- -----------------------
   -------------------- ---------------------------------- ----------------------------- -----------------------
      Common Stock               Kent Carasquero                        100,000                          1.2%
   -------------------- ---------------------------------- ----------------------------- -----------------------
   -------------------- ---------------------------------- ----------------------------- -----------------------
      Common Stock         All Executive Officers and                   100,000                          1.2%
                              Directors as a Group
   -------------------- ---------------------------------- ----------------------------- -----------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director or executive officer of the Company, owner of five percent or more of the Company’s outstanding shares, or member of their immediate family, has entered into any reportable, related transaction during the last two years except as follows:

Subsequent to the period of this filing, on September 19, 2006, Kent Carasquero, our sole officer and director, authorized the issuance of 100,000 shares valued at $0.10 per share or an aggregate of $10,000 pursuant to a debt settlement agreement.

Subsequent to the period of this filing, on February 1, 2006, Kent Carasquero entered into an employment agreement with the Company. Mr. Carasquero’s employment agreement is terminable at the will of the Company and entitles Mr. Carasquero to a base salary of $5,000 per month.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB/A, which is incorporated herein by reference.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of January 2007.

Ouvo, Inc.

/s/ Kent Carasquero

Kent Carasquero, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                             Date

Kent Carasquero                       Director                        January 8, 2007

/s/ Kent Carasquero

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated October 31,2000. (Incorporated by reference from Form SB2 filed with the Commission on August 24, 2001.)
3(i)(b)	*	Amended Articles of Incorporation dated July 26, 2004. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)
3(i)(c)	*	Amended Articles of Incorporation dated April 12, 2005. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)
3(ii)	*	By-Laws dated October 31, 2000. (Incorporated by reference from Form SB-2 filed with the Commission on August 24, 2001.)
10(i)	*	Share Exchange Agreement dated April 30th 2004 between Reservenet, Inc. and Gateway Entertainment Group Inc. (Incorporated by reference from Form 8K filed with the Commission on June 24, 2004.)
10(ii)	*	Separation Agreement dated March 7, 2005 between Casino Entertainment Television Inc. and Stephen Lasser. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)
10(iii)	*

Share Cancellation and Business Transfer Agreement dated March 7, 2005 between Casino Entertainment Television Inc. and Lawrence Smith. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)

10(iv)	*	Loan Agreement dated June 19, 2005 between Ouvo, Inc. and Ludwig Holdings Inc. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)
10(v)	*	Employment Agreement with Kent Carasquero dated February 1, 2005. (Incorporated by reference from Form 10-KSB filed with the Commission on August 29, 2006.)
14	*	Code of Ethics (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)
31	Attached

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