Form 10KSB
period 2006-12-31
OUVO, INC.
filed 2007-03-15
CIK 1157688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 .

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

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

Yes ☐                   No ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [✓ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                   No ☑

The registrant's net sales for the year ended December 31, 2006, were $0.

The aggregate value of the registrant's common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates is $100,000 based on the price at which the common stock was sold in October of 2006.

At March 13, 2007, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 8,250,000.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

As used herein, the terms “Corporation,” “we,” “our,” and “us” refer to Ouvo, Inc., unless the context indicates otherwise.

The Corporation was incorporated in the State of Delaware on November 16, 2000, for the purpose of developing a web-based reservation system. Efforts to implement our business plan were hampered by insufficient working capital which caused us to abandon software development. On June 25, 2004, the Corporation entered into an agreement with Gateway Entertainment Group, Inc., to develop a gaming lifestyle media business offering gambling, entertainment, news and information. Despite early efforts we decided to discontinue gaming operations in early 2005.

On August 10, 2006, the Corporation entered into a Property Purchase Agreement (the “Agreement”) with Madman Mining Co. Ltd. and Lloyd C. Brewer, its president (together “Madman Mining”). Pursuant to the Agreement, the Corporation agreed to purchase a 100% interest in the Claim from Madman Mining. An agreed purchase price of $8,000 was paid at closing on September 8, 2006, at which time Madman Mining transferred the Claim to the Corporation in the form of a “quit-claim deed.”

Mineral Exploration

The Claim, Location and Access

The Claim is located approximately 180 miles east of Vancouver (See Figures 1 and 2). It is comprised of a 6-cell mineral claim with the total surface area of approximately 314.6 acres. The Claim is best accessed via Beaverdell, heading six miles northeast to a secondary logging road which runs through the western sections of the Claim. A network of secondary gravel roads and trails branch off from the logging road and provide good access to most other parts of the property.

Physiography, Vegetation and Climate

The Claim is located within the Monashee Mountains of the Southern Interior Physiographic Region and straddles the St. John Ridge. The lower elevation of the Claim is 3,500 feet and is located in the southwest within the eastern side of the St. John Creek drainage. The highest elevation of the Claim is 4,400 feet and is located at the northeast corner of the Claim on the St. John Ridge.

Slopes within the Claim are moderate to steep throughout the property. Vegetation consists mainly of fir, larch and pine, much of it mature second growth. Some of the area has been recently logged or burned over. There is relatively little underbrush, and there are sections of open grassy lands. Soil cover is extensive, with the soil cover being 4-5 feet thick in the St. John Creek drainage and generally less than one-foot deep at higher elevations. Rock exposures make up about 15-20% of the Claim’s surface area.

A snow pack of approximately 3-5 feet begins to accumulate on the Claim in November and lingers in places into May. The recommended field season for initial phases of exploration is from early May to late November. Drilling and underground development can be carried out on a year-round basis with the aid of a bulldozer to keep access roads snow-free. Ample water is available from St. John Creek and Beaverdell Creek to support all phases of exploration and development.

History

Historic records indicate that placer gold was mined in the late 1880‘s from a creek originating within the northwest area of the Claim. Exploration within the Claim itself dates back to 1901 when prospecting and trenching was carried out on the St. John Ridge area of the Claim. A public record of exploration activity on the Claim was documented when exploration programs conducted in the 1970‘s and 1980‘s produced numerous trenches and pits.

o In 1970 DeKalb Mining Corporation completed a soil geochemical survey over a portion of the northeastern area of the Claim.

o In 1971 Husky Oil Ltd. carried out ground magnetic and soil geochemical surveys within the northern area of the Claim.

o In 1984 Talisman Silver Mines Inc. completed an exploration program consisting of the emplacement of a small control grid and the collection and analysis of 320 soil geochemical samples within the Claim.

Geology and Mineralization

The Claim is within the Omineca Crystalline Belt; a NW trending belt dominated by plutonic and high-grade metamorphic rocks.

The Claim encompasses a documented mineral showings listed in the BC Government mineral inventory data base “MINFILE” as well as an additional gold/silver in soil-geochemical sample anomaly. The MINFILE showing is located in the central area of the Claim. The showing consists of a 6.5 to 10 foot wide quartz vein developed by 5 trenches and 4 shallow shafts. A rock sample from a trench that exposed the vein returned 0.26 oz/ton gold (Au) and 2.97 oz/ton silver (Ag).

Geochemical soil sample surveys carried out over the area in 1970 and 1984 located two anomalous zones that have an approximate 180o strike. One of the anomalous zones correlates directly with the known strike/surface trace of the vein. The second anomalous zone is a coincident gold, silver, lead, zinc and copper in soil anomaly located approximately 125 feet to the west of, and running parallel to, the known mineralized vein.

Competition

The exploration and mining industry is highly fragmented. We are competing with many other exploration companies looking for minerals, and are a markedly small participant in the mineral exploration business. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from the Claim.

Marketability

Readily available mineral markets exist in Canada and around the world for the sale of minerals. Therefore, we will likely be able to sell any valuable minerals that we may ultimately recover from the Claim.

Patents, Trademarks, Licenses, Franchises, Concessions,

Royalty Agreements and Labor Contracts

The Corporation currently has no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Governmental and Environmental Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada, generally, and in the province of British Columbia, specifically. Under these laws, prior to production, we have the right to explore the Claim, subject only to a notice of work which may entail posting a bond if we significantly disturb the Claim’s surface. This would first occur during the drilling phase of exploration.

In addition, production of minerals in the province of British Columbia requires prior approval of applicable governmental regulatory agencies. We can provide no assurance that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Since there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

Should we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases as the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

o Water discharge will have to meet water standards;

o Dust generation will have to be minimal or otherwise re-mediated;

o Dumping of material on the surface will have to be re-contoured and re-vegetated;

 o An assessment of all material to be left on the surface will need to be environmentally benign;

o Ground water will have to be monitored for any potential contaminants;

 o The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

o An impact report of the work on the local fauna and flora will have to be provided.

During the initial phases of exploration, there will be no significant costs of compliance with government regulations.

Exploration

The Corporation has been involved in exploration activities and has realized exploration costs in connection with the Claim. We expect to realize additional exploration expenditures as we continue to investigate the Claim.

Risk Factors

Since our future operating results are highly uncertain you should carefully consider the risks described below, in addition to the other information contained in this current report. If any of these risks actually impact the Corporation, our business, financial condition or results of operations could be seriously harmed and you could lose all or part of any investment in our business.

We have a history of significant operating losses and such losses may continue in the future.

Since 2000, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $546,168 at December 31, 2006. We may continue to incur operating losses as we satisfy ongoing regulatory disclosure requirements, operate our business, and explore our Claim. The Corporation’s only expectation of future profitability is dependent upon its ability to produce revenue from the Claim. Should the Corporation be unable to produce revenue from the Claim it may never be profitable.

We need to continue as a going concern if our business is to succeed.

Our independent accountant’s report on our audited financial statements for the period ended December 31, 2006, indicates that there are a number of factors that raise substantial doubt as to our ability to continue as a going concern. Such factors identified in the report include our accumulated deficit, our failure to attain profitable operations, and our dependence upon obtaining adequate financing to satisfy liabilities. If we are not able to continue as a going concern, it is likely that the Corporation’s shareholders will lose their investments.

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

Our current operating funds may not be sufficient to complete the exploration of the Claim, and therefore we may need to obtain additional financing in order to complete our business plan. As at December 31, 2006, we had cash in the amount of $52,561.

Our business plan calls for significant expenses in connection with the exploration of the Claim. Although we have sufficient funds to conduct the first phase of our exploration of the Claim, we may require additional financing to complete the second phase of exploration. Further, we will continue to need to raise additional capital to fund operations until such time as we realize sufficient revenues to meet our expenditures. Capital realized would be used for exploration expenses and general and administrative expenses. However, we have no commitment from any source of financing to provide us with additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of the Corporation’s common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders.

We face a high risk of business failure as a new mineral exploration company.

We commenced exploration on the Claim in early November of 2006 but have no way of evaluating the likelihood that our business will be successful. The difficulties normally encountered by new mineral exploration companies lead to the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration that we plan to undertake. We have no history upon which to base any assumption as to the likelihood that we will prove successful in overcoming these problems. If we do not overcome these difficulties, our business will most likely fail.

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

The Corporation has no proven or probable mineral reserves.

The Corporation has not established whether proven or probable mineralization exists on the Claim property. Consequently, we do not yet know whether we can generate revenues or profits from this property. The economic viability of a mineral property cannot be determined until extensive exploration has been conducted. We do not know whether proven or probable ore reserves exist on the Claim property, or if we will ever realize any revenue from this property. While we believe that the Claim property could contain gold, silver, lead, zinc and copper mineralization, further exploration and mineral assessments may indicate that our property is not sufficiently mineralized. Should the determination be made that further exploration is unfeasible because of insufficient mineralization, the Corporation may decide to abandon exploration efforts on the property.

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

We use third parties for our evaluation work. Professional geologists, geophysicists, and engineers will provide us with estimates to determine whether to commence or continue exploration work. These types of estimates generally rely on scientific estimates and economic assumptions, which may not be correct, and could result in the expenditure of substantial amounts of money on a property before it can be determined whether or not the property contains economically recoverable mineralization.

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

Although the Corporation has been accepted for quotation on the Over the Counter Bulletin Board, currently there is no public trading market for the Corporation’s common stock, and we cannot represent to you that a market will ever develop. If a public trading market for our stock does not develop, it will be very difficult, if not impossible, for you to resell your shares in a manner that will allow you to recover, or realize a gain on, your investment. Even if a public trading market does develop, the market price could trade below the amount you paid for your investment.

We may incur significant expenses in the event that a public market develops on the Over the Counter Bulletin Board, which expenses may negatively impact our financial performance.

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

Employees

The Corporation has one employee. Our chief executive officer spends approximately 10 hours per week on the business. We use consultants, attorneys, and accountants as necessary and will use professional geologists, geophysicists, engineers, and other qualified geological consultants to assist in the development of our business.

Reports to Security Holders

The Corporation is subject to the informational requirements of the Securities Exchange Act of 1934, as amended. The Corporation files reports, proxy statements and other information with the Commission. The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Corporation currently maintains its offices at 325-3495 Cambie Street, Vancouver, British Columbia, Canada, V5Z 4R3. We pay no rent for the use of this address. We do not believe that we will need to maintain additional office space at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006, which ended December 31.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Corporation’s common stock has been accepted for quotation on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol, “OUVO”. We received our quotation on February 5, 2007. Since receiving our quote, there has been no public trading of our common stock. We expect that trading of our common stock in the over-the-counter market will be limited and sporadic and that our quotation will not necessarily be indicative of actual market conditions. Further, the prices will reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

As there has been no public trading of our common stock, there is no high or low bid pricing to report.

Record Holders

As of March 13, 2007, there were approximately 50 shareholders of record holding a total of 8,250,000 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Corporation has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Corporation’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Corporation’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Sales of Unregistered Securities

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

On September 19, 2006, the Corporation issued 100,000 shares of common stock valued at $0.10 a share to Kent Carasquero, our sole officer and director, in lieu of amounts due pursuant to his consulting agreement in the amount of $10,000, pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

The Corporation complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who was outside the United States at the time the shares were issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

The Corporation complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction by the Corporation which did not involve a public offering; (2) there was one offeree who is an officer and director of the Corporation who was issued the Corporation’s stock in settlement of amounts due to him; (3) the offeree stated an intention not to resell the stock; (4) there was no subsequent or contemporaneous public offering of the stock; (5) the stock was not immediately broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Corporation.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2006.

General

During the year ended December 31, 2006, the Corporation was involved in identifying business opportunities in the mineral exploration sector, completing due diligence on the Claim, executing an agreement with Madman Mining, and commencing the operation of a precious mineral exploration business.

Business Strategy

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

Initial Phase I-A was implemented to locate and sample the gold, silver, lead, zinc and copper mineralization that occurs at the St. John Ridge Zone as well as a parallel zone previously located 125 feet to the west of the main zone. The exploration crew arrived at the project on November 5, 2006 and the work program required a week for completion. The work consisted of control grid emplacement, soil sampling, rock sampling, and geological mapping/prospecting. Phase I-A progressed as follows:

1. The field crews located the old workings (pits and trenches); 2. The old workings were used as the center/origin for the control grid; 3. The grid was emplaced with a slashed and blazed base line running north/south; 4. Cross lines, oriented east/west were emplaced every 50m along the base line; 5. Sample stations were emplaced every 25m along the cross lines; 6. The control grid was utilized as a control for location of soil samples as well controlling the location of geological/field observations from prospecting/geological traverses; 7. The budget included the analysis of 30 soil and/or rock samples.

The total cost of Phase I-A, which cost was incurred by the Corporation was $8,310.00

Phase I –B will be guided by the results of Phase I-A. It will require approximately three weeks and will consisting of a full grid emplacement, detailed geological mapping, prospecting, further rock and soiling sampling, and a geophysical magnetometer survey. An additional three weeks will be required to complete analysis of samples, data compilation and interpretation, drafting, and report writing. Results gained from the program will lead to a better understanding of, and the location and controls of, the mineralization at known showings. It will also reveal possible new showings and/or anomalous areas. Phase I-B will progress as follows:

1. Emplace a control grid with a surveyed base line over the entire property; 2. Conduct detailed geological mapping and prospecting over the entire property - tying in all showing locations, roads/trails, geological data and samples to the control grid; and 3. Complete a magnetometer survey over the entire property.

The estimated cost of the Phase I-B is $10,000.

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

Long Term Plan

Upon the success of Phase I and Phase II, the Corporation’s long term plan is to pursue mining on the Claim.

We do not intend to use any additional employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used to complete our plan of operation. Management is confident that it will be able to operate in this manner during the next twelve months.

Results of Operations

Net Losses

For the period from March 13, 1991 (the incorporation of Gateway) to December 31, 2006, the Corporation recorded a net loss of $546,168 which is primarily attributable to losses from the discontinuation of business operations as well as general and administrative expenses from continuing operations.

Net losses for the twelve month period ended December 31, 2006 were $186,117 as compared to net losses of $137,644 for the twelve month period ended December 31, 2005.

During the twelve month period ended December 31, 2006, the Corporation did not realize any revenues from operations.

We expect to continue to incur net losses in future periods until such time as we can generate revenue. However, there is no assurance that we will ever generate sufficient revenues to fund operations.

Capital Expenditures

The Corporation expended no amounts on capital expenditures for the period from March 13, 1991 to December 31, 2006.

Liquidity and Capital Resources

The Corporation is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Corporation had current and total assets of $52,561 consisting solely of cash, with current and total liabilities of $462,448 as of December 31, 2006. Net stockholders’ deficit in the Corporation was $409,887 at December 31, 2006.

Cash flow used in operating activities was $167,292 for the twelve month period ended December 31, 2006 as compared to cash flow used in operating activities of $91,740 for the twelve month period ended December 31, 2005. The cash flow used in operating activities is primarily attributable to general and administrative expenses.

Cash flow used in investing activities was $8,000 for the twelve month period ended December 31, 2006 and $0 for the twelve month period ended December 31, 2005.

Cash flow provided by financing activities was $210,651 for the twelve month period ended December 31, 2006, as compared to cash flow provided by financing activities of $133,970 for the twelve month period ended December 31, 2005. The cash flow provided by financing activities during the current period is attributable to cash from the issuance of common shares, a loan from a non-related party, and an increase in amounts due to a related party.

Net cash used in discontinued operations was $0 for the twelve month period ended December 31, 2006, as compared to net cash used in discontinued operations of $25,000 for the twelve month period ended December 31, 2005.

Our current assets will likely not be sufficient to conduct our plan of operation over the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our major shareholders would be the most likely source of new funding in the form of loans or equity placements none have made any commitment for future investment and the Corporation has no agreement formal or otherwise. Our inability to obtain funding, if required, would have a material adverse affect on our plan of operation.

The Corporation has no current plans for the purchase or sale of any plant or equipment.

The Corporation has no current plans to make any changes in the number of employees.

Forward Looking Statements and Factors That May

Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-KSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

o our anticipated financial performance and business plan;

 o the sufficiency of existing capital resources;

 o our ability to raise additional capital to fund cash requirements for future operations;

o uncertainties related to the exploration of the Claim;

 o the ability of the Corporation to generate revenues to fund future operations;

o the volatility of the stock market and;

o general economic conditions.

We wish to caution readers that the Corporation’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors.” We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2006, included in this Form 10-KSB, the Corporation discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Corporation believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Corporation management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Corporation evaluates estimates. The Corporation bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Corporation’s fiscal year ending 31 December 2007. We are currently reviewing the impact of this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Corporation for fair value measurements and disclosures made by the Corporation in our fiscal year beginning on 1 January 2008. We are currently reviewing the impact of this statement. In March 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on our financial position, results of operations or cash flows.

Going Concern

The Corporation’s audit expressed substantial doubt as to the Corporation’s ability to continue as a going concern as a result of limited operations. The Corporation’s accumulated deficit was $546,168 as of December 31, 2006. Our ability to continue as a going concern is subject to the ability of the Corporation to realize a profit from operations and /or obtain funding from outside sources. Since we have no revenue generating operations, our plan to address the Corporation’s ability to continue as a going concern over the next twelve months includes: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of our securities; (3) obtaining loans and grants from various financial institutions, where possible, and (4) begin producing revenue from the Claim. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Corporation’s financial statements for the fiscal year ended December 31, 2006 are attached hereto as pages F-1 through F-23.

OUVO, INC.

(A Development Stage Company)

James Stafford                                                                                                       James Stafford

                                                                                                                                                      Chartered Accountants*

                                                                                                                                                      Suite 350 - 1111 Melville Street

                                                                                                                                                      Vancouver, British Columbia

                                                                                                                                                      Canada V6E 3V6

                                                                                                                                                     Telephone +1 604 669 0711

                                                                                                                                                     Facsimile +1 604 669 0754

                                                                                                                                                     * Incorporated Professional

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ouvo, Inc.

(A Development Stage Company)

We have audited the balance sheet of Ouvo, Inc. (the “Company”) as at 31 December 2006 and 2005, and the related statements of operations, cash flows and changes in stockholders’ deficiency for the years then ended. We have also audited the statements of operations, cash flows and changes in stockholders’ deficiency for the period from inception on 13 March 1991 to 31 December 2006, except that we did not audit the financial statements for the period from the date of inception on 13 March 1991 to 31 December 2004; those statements were audited by other auditors. The financial statements of the Company for the year ended 31 December 2004 and the period from inception on 13 March 1991 to 31 December 2004 were audited by another firm of auditors, whose report dated 30 December 2005 included an explanatory paragraph that described that the financial statements were prepared assuming that the Company will continue as a going concern when conditions existed which raised substantial doubt about the Company’s ability to continue as a going concern, as discussed in Note 1 to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2006 and 2005 and the results of its operations, cash flows and changes in stockholders’ deficiency for the years then ended and for the period from the date of inception on 13 March 1991 to 31 December 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ James Stafford

Vancouver, Canada                                                                                                                                  Chartered Accountants

28 February 2007

Ouvo, Inc.
(A Development Stage Company)
Balance Sheets
---------------------------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. Dollars)
As at 31 December

                                                                                         2006                2005
                                                                                            $                   $

Assets

Current
Cash and cash equivalents                                                              52,561              17,202
                                                                               ---------------    ----------------
                                                                               ---------------    ----------------

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)                                      26,833              44,795
Notes payable (Note 5)                                                                386,335             260,948
Due to related party (Note 6)                                                          49,280              20,229
                                                                               ---------------    ----------------

                                                                                      462,448             325,972
                                                                               ---------------    ----------------
                                                                               ---------------    ----------------

Stockholders' deficiency
Capital stock  (Note 7)
Authorized
  100,000,000 common shares, par value $0.0001
Issued and outstanding
  31 December 2006 - 8,250,000 common shares, par value $0.0001
  31 December 2005 - 8,000,000 common shares, par value $0.0001                           825                 800
Additional paid-in capital                                                            135,456              50,481
Deficit, accumulated during the development stage                                   (546,168)           (360,051)
                                                                               ---------------    ----------------
                                                                               ---------------    ----------------

                                                                                    (409,887)           (308,770)
                                                                               ---------------    ----------------
                                                                               ---------------    ----------------

                                                                                       52,561              17,202
                                                                               ---------------    ----------------

Nature and Continuance of Operations (Note 1) Commitments (Note 10) Contingency (Note 13)

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
Statements of Operations
---------------------------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. Dollars)

                                          For the period      For the year      For the year       For the year
                                           from the date
                                         of inception on
                                           13 March 1991
                                          to 31 December          ended 31          ended 31           ended 31
                                                    2006     December 2006     December 2005     December  2004
                                                       $                 $                 $                  $

Expenses
Mineral property expenditures (Schedule
1)                                                 8,759             8,759                 -                  -
General and administrative
(Schedule 2)                                     347,173           169,319           147,742             30,112
                                           --------------    --------------    --------------    ---------------
                                           --------------    --------------    --------------    ---------------

Net loss before other item                     (355,932)         (178,078)         (147,742)           (30,112)

Other item
Write-down of mineral property (Note
3)                                               (8,000)           (8,000)
Loss on foreign exchange                            (39)              (39)                 -                  -
                                           --------------    --------------    --------------    ---------------
                                           --------------    --------------    --------------    ---------------

Net loss from continuing operations            (363,971)         (186,117)         (147,742)           (30,112)
                                           --------------    --------------    --------------    ---------------
                                           --------------    --------------    --------------    ---------------

Discontinued operations (Note 12)
Loss from discontinued operations              (192,295)                 -                 -          (131,584)
Gain on disposition of discontinued
operations                                        10,098                 -            10,098                  -
                                           --------------    --------------    --------------    ---------------
                                           --------------    --------------    --------------    ---------------

Income (loss) from discontinued
operations                                     (182,197)                 -            10,098          (131,584)
                                           --------------    --------------    --------------    ---------------
                                           --------------    --------------    --------------    ---------------

Net loss for the period                        (546,168)         (186,117)         (137,644)          (161,696)
                                           --------------    --------------    --------------    ---------------
                                           --------------    --------------    --------------    ---------------

Basic and diluted loss per common
share                                                              (0.023)           (0.017)            (0.010)
                                                             --------------    --------------    ---------------
                                                             --------------    --------------    ---------------

Weighted average number of common
shares used in per share calculations                            8,064,795         8,000,000         16,666,667
                                                             --------------    --------------    ---------------

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
                                               March 1991 to 31          ended 31         ended 31          ended 31
                                                  December 2006     December 2006    December 2005     December 2004
                                                              $                 $                $                 $
Cash flows from operating activities
Net loss for the period                               (546,168)         (186,117)        (137,644)         (161,696)
   Loss (gain) from discontinued operations             182,197                 -         (10,098)           131,584
                                                  --------------     -------------    -------------     -------------
                                                  --------------     -------------    -------------     -------------

   Loss from continuing operations                    (363,971)         (186,117)        (147,742)          (30,112)

Adjustments to reconcile loss to net cash
used by operating activities
  Accrued interest                                       39,765            28,787           10,978                 -
  Write-down of mineral property (Note 3)                 8,000             8,000                -                 -
Changes in operating assets and liabilities
   Increase (decrease) in accounts
   payable and accrued liabilities                       26,833          (17,962)           24,795            20,000
   Increase in due to related party                           -                 -           20,229                 -
                                                  --------------     -------------    -------------     -------------
                                                  --------------     -------------    -------------     -------------

                                                      (289,373)         (167,292)         (91,740)          (10,112)
                                                  --------------     -------------    -------------     -------------
                                                  --------------     -------------    -------------     -------------

Cash flows from investing activity
Acquisition of mineral property                         (8,000)           (8,000)                -                 -
Net monetary liabilities from acquisition               (3,130)                 -                -           (3,130)
                                                  --------------     -------------    -------------     -------------
                                                  --------------     -------------    -------------     -------------

                                                       (11,130)           (8,000)                -           (3,130)
                                                  --------------     -------------    -------------     -------------
                                                  --------------     -------------    -------------     -------------

Cash flows from financing activities
Common shares issued for cash                            75,100            75,000                -                 -
Increase (decrease) in note payable                     346,570            96,600          133,970           116,000
Increase in due to related party                         59,280            39,051                -                 -
                                                  --------------     -------------    -------------     -------------
                                                  --------------     -------------    -------------     -------------

                                                        480,950           210,651          133,970           116,000
                                                  --------------     -------------    -------------     -------------
                                                  --------------     -------------    -------------     -------------

Cash flows of discontinued operations
(Revised - see note 12)
Operating cash flows                                  (127,886)                 -         (25,000)         (102,786)
Investing cash flows                                          -                 -                -                 -
Financing cash flows                                          -                 -                -                 -
                                                  --------------     -------------    -------------     -------------
                                                  --------------     -------------    -------------     -------------

                                                      (127,886)                 -         (25,000)         (102,786)
                                                  --------------     -------------    -------------     -------------
                                                  --------------     -------------    -------------     -------------

Increase (decrease) in cash and cash
equivalents                                              52,561            35,359           17,230              (28)

Cash and cash equivalents, beginning of
period                                                        -            17,202             (28)                 -
                                                  --------------     -------------    -------------     -------------
                                                  --------------     -------------    -------------     -------------

Cash and cash equivalents, end of period                 52,561            52,561           17,202              (28)
                                                  --------------     -------------    -------------     -------------

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
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------------
(Unaudited)

                                            Number of   Capital Stock     Additional        Deficit,    Stockholders'
                                                                                         accumulated
                                                                                          during the
                                                                             paid-in     development
                                        shares issued                        capital           stage       deficiency
                                                                    $              $               $                $

Balance at 13 March 1991 (inception)                 -              -              -               -                -
  Common shares issued for cash              8,666,667            867          (767)               -              100
  Net loss for the period                            -              -              -        (18,455)         (18,455)
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 1991                  8,666,667            867          (767)        (18,455)         (18,355)
  Net loss for the year                              -              -              -        (20,665)         (20,665)
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 1992                  8,666,667            867          (767)        (39,120)         (39,020)
  Net loss for the year                              -              -              -         (7,645)          (7,645)
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 1993                  8,666,667            867          (767)        (46,765)         (46,665)
  Net loss for the year                              -              -              -         (5,560)          (5,560)
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 1994                  8,666,667            867          (767)        (52,325)         (52,225)
  Net loss for the year                              -              -              -         (2,400)          (2,400)
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 1995                  8,666,667            867          (767)        (54,725)         (54,625)
  Net loss for the year                              -              -              -         (3,003)          (3,003)
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 1996                  8,666,667            867          (767)        (57,728)         (57,628)
  Net loss for the year                              -              -              -         (5,007)          (5,007)
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 1997                  8,666,667            867          (767)        (62,735)         (62,635)
  Net loss for the year                              -              -              -         (5,699)          (5,699)
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 1998                  8,666,667            867          (767)        (68,434)         (68,334)
  Net loss for the year                              -              -              -         (5,828)          (5,828)
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 1999                  8,666,667            867          (767)        (74,262)         (74,162)
  Net income for the year                            -              -              -           5,525            5,525
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 2000                  8,666,667            867          (767)        (68,737)         (68,637)
  Net loss for the year                              -              -              -         (5,208)          (5,208)
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 2001                  8,666,667            867          (767)        (73,945)         (73,845)
                                           -----------    ------------    -----------    ------------     ------------

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------------
(Unaudited)

                                                                                            Deficit,
                                                                                         accumulated
                                                                          Additional      during the
                                            Number of                        paid-in     development    Stockholders'
                                        shares issued   Capital Stock        capital           stage       deficiency
                                                                    $              $               $                $
Balance forward at 31 December 2001           8,666,667           867          (767)        (73,945)         (73,845)
  Net income for the year                             -             -              -          20,357           20,357
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 2002                   8,666,667           867          (767)        (53,588)         (53,488)
  Net loss for the year                               -             -              -         (7,123)          (7,123)
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 2003                   8,666,667           867          (767)        (60,711)         (60,611)
  Contribution to capital by related                  -
  party - forgiveness of shareholder
  loan                                                              -         54,311               -           54,311
  Net loss for the period                             -             -              -         (8,939)          (8,939)
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 24 June 2004                       8,666,667           867         53,544        (69,650)         (15,239)
  Acquisition - recapitalization             17,600,000         1,760        (4,890)               -          (3,130)
  Cancellation of common shares - 31                  )
  July 2004                                 (9,600,000          (960)            960               -                -
  Net loss for the period                             -             -              -       (152,757)        (152,757)
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 2004                  16,666,667         1,667         49,614       (222,407)        (171,126)
  Cancellation of common shares - 7                   )
  March 2005 (Notes 1 and 7)                (8,666,667          (867)            867               -                -
  Net loss for the year                               -             -              -       (137,644)        (137,644)
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 2005                   8,000,000           800         50,481       (360,051)        (308,770)
   Common shares issued for                           0
   related party debt (Notes 6, 7 and
   8)                                           100,00             10          9,990             -             10,000
   Common shares issued for cash                150,000            15         74,985             -             75,000
   Net loss for the year                              -             -              -       (186,117)        (186,117)
                                           -----------    ------------    -----------    ------------     ------------
                                           -----------    ------------    -----------    ------------     ------------

Balance at 31 December 2006                   8,250,000           825        135,456       (546,168)        (409,887)
                                           -----------    ------------    -----------    ------------     ------------

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Schedule 1 - Mineral Property Expenditures
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------------

                                         For the period        For the year        For the year        For the year
                                       from the date of
                                        inception on 13
                                       March 1991 to 31   ended 31 December   ended 31 December   ended 31 December
                                          December 2006                2006                2005                2004
                                                      $                   $                   $                   $

Assays                                            1,535               1,535                   -                   -
Camp and field costs                              1,349               1,349                   -                   -
Geology and engineering                           3,850               3,850                   -                   -
Surveying                                           125                 125                   -                   -
Transportation                                    1,900               1,900                   -                   -
                                         ---------------    ----------------    ----------------    ----------------
                                         ---------------    ----------------    ----------------    ----------------

                                                  8,759               8,759                   -                   -
                                         ---------------    ----------------    ----------------    ----------------

Details on Mineral Property Expenditures (Note 3)

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Schedule 2 - General and Administrative Expenses
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------------

                                         For the period        For the year        For the year        For the year
                                       from the date of
                                        inception on 13
                                       March 1991 to 31   ended 31 December   ended 31 December   ended 31 December
                                          December 2006                2006                2005                2004
                                                      $                   $                   $                   $

Interest (Note 5)                                39,735              28,787              10,947                   -
Legal and accounting                            171,780              73,478              68,302              30,000
Management fees (Note 8)                        115,000              60,000              55,000                   -
Office and miscellaneous                          5,400               2,960               2,329                 112
Settlement of lawsuit (Note 13)                  10,000                   -              10,000                   -
Share transfer fees                               5,258               4,094               1,164                   -
                                         ---------------    ----------------    ----------------    ----------------
                                         ---------------    ----------------    ----------------    ----------------

                                                347,173             169,319             147,742              30,112
                                         ---------------    ----------------    ----------------    ----------------

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2006

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

The Company’s financial statements as at 31 December 2006 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $186,117 for the year ended 31 December 2006 (31 December 2005 — $137,644, 31 December 2004 — $161,696, cumulative — $546,168) and has a working capital deficit of $409,887 at 31 December 2006 (31 December 2005 — $308,770).

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

31 December 2006

1. Nature and Continuance of Operations

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

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 December 2006, the Company was not engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2006

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

Mineral property acquisition costs are capitalized when incurred. In accordance with Emerging Task Force Issue 04-02, such costs are classified as tangible assets and are evaluated for impairment and written down as required.

Mineral property exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2006

2. Significant Accounting Policies — continued

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

         Income taxes

Deferred income taxes are reported for timing difference between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2006

2. Significant Accounting Policies — continued

         Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

         Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 13 March 1991 to 31 December 2006.

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

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2006

2. Significant Accounting Policies — continued

         Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 January 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

         Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending 31 December 2007. The Company is currently reviewing the impact of this statement.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2006

2. Significant Accounting Policies — continued

        Recent accounting pronouncements — continued

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 January 2008. The Company is currently reviewing the impact of this statement.

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

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2006

3. Mineral Property

During the year ended 31 December 2006, the Company acquired a 100% interest in a mineral property located approximately 180 miles east of Vancouver, British Columbia (the “St. John Ridge Property”) from Madman Mining Co. Ltd. and Mr. Lloyd C. Brewer, its president (together “Madman Mining”) for proceeds of $8,000. This unproven mineral property acquisition cost was written down to $Nil during the year ended 31 December 2006. The Company incurred exploration costs of $8,759 on the St. John Ridge Property during the year ended 31 December 2006.

4. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

                                                                                                                       As at 31          As at 31

                                                                                                                    December       December

                                                                                                                             2005                2006

                                                                                                                                   $                      $

Accounts payable                                                                                               15,318             16,392

Accrued liabilities                                                                                                11,515             28,403

                                                                                                                           _________________

                                                                                                                           26,833             44,795

                                                                                                                           _________________

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2006

5.       Notes Payable

                                                                                  As at 31            As at 31

                                                                                  December       December 2005

                                                                                      2006
                                                                                         $                   $

       The note payable bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company and is due and payable on 31 December
       2006.  The holder of the note payable has the right to convert any portion of the unpaid principle and/or accrued interest into common shares of the Company at any time prior to maturity date at a conversion rate to be negotiated between the bearer and the
       Company.  The balance of $363,822 outstanding at 31 December
       2006 consists of principle and unpaid accrued interest of
       $325,000 and $38,822, respectively (Note 10).                               363,822             260,948

       The note payable bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company and is due and payable on 31 December
       2007.  The holder of the note payable has the right to convert any portion of the unpaid principle and/or interest into common shares of the Company equal to the value of the debt at any time prior to the maturity date.  The balance of $22,513 outstanding at 31 December 2006 consists of principle and unpaid accrued
       interest of $21,600 and $913, respectively (Note 10).                        22,513                   -

                                                                                   386,335             260,948

6. Due to Related Party

As at 31 December 2006, the amount due to related party consists of $49,280 (31 December 2005 — $20,229) payable to a director of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

On 19 September 2006, the Company issued 100,000 common shares valued at $10,000 ($0.10 per common share) as payment of related party debt of $10,000 (Notes 7, 8 and 11).

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2006

7. Capital Stock

         Authorized

        The total authorized capital stock is 100,000,000 common shares with a par value of $0.0001 per common share.

         Issued and outstanding

        The total issued and outstanding capital stock is 8,250,000 common shares with a par value of $0.0001 per common share.

        On 3 October 2006, the Company issued 150,000 common shares at a price of $0.50 per share for total proceeds of $75,000.

On 19 September 2006, the Company issued 100,000 common shares valued at $10,000 ($0.10 per common share) as payment of related party debt of $10,000 (Notes 6, 8 and 11).

        On 7 March 2005, the Company cancelled 8,666,667 common shares (Note 1).

On 9 June 2004, the Company, by way of unanimous written consent of the Board of Directors, cancelled 22,400,000 restricted common shares of the Company held by a former director of the Company. The former director agreed to such a cancellation.

8. Related Party Transactions

During the year ended 31 December 2006, the Company paid or accrued management fees of $60,000 (31 December 2005 — $55,000, cumulative — $115,000) to a director of the Company.

On 19 September 2006, the Company issued 100,000 common shares valued at $10,000 ($0.10 per common share) as payment of related party debt of $10,000 (Notes 6, 7 and 11).

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

9. Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2006. There are no current or deferred tax expenses for the year ended 31 December 2006 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2006

9.     Income Taxes - continued

       The provision for refundable federal income tax consists of the following:

                                                                                          For the         For the
                                                                  For the year               year            year
                                                                      ended 31           ended 31        ended 31
                                                                 December 2006      December 2005   December 2004
                                                                             $                  $               $

       Deferred tax asset attributable to:
       Current operations                                               63,280             50,232          10,238
       Less: Change in valuation allowance                            (63,280)           (50,232)        (10,238)
                                                                ---------------    --------------- ---------------

       Net refundable amount                                                 -                  -               -
                                                                ---------------    --------------- ---------------

       The composition of the Company's deferred tax assets as at 31 December 2006 and 2005 is as follows:

                                                                                    As at 31           As at 31
                                                                               December 2006      December 2005
                                                                                           $                  $

       Net income tax operating loss carryforward                                    402,256            216,139
                                                                              ---------------    ---------------
                                                                              ---------------    ---------------

       Statutory federal income tax rate                                                 34%                34%
       Effective income tax rate                                                          0%                 0%

       Deferred tax asset
         Tax loss carryforward                                                       136,767             73,487
       Less: Valuation allowance                                                   (136,767)           (73,487)
                                                                              ---------------    ---------------
                                                                              ---------------    ---------------

       Net deferred tax asset                                                              -                  -
                                                                              ---------------    ---------------

       The potential income tax benefit of these losses has been offset by a full valuation allowance.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2006

9.     Income Taxes — continued

As at 31 December 2006, the Company has an unused net operating loss carryforward balance of approximately $402,256 that is available to offset future taxable income. These unused net operating loss carryforward balances for income tax purposes expires as follows:
                                   2020                                      $    2,657

                                   2021                                          19,368

                                   2022                                           8,751

                                   2023                                           7,509

                                   2024                                          30,112

                                   2025                                         147,742

                                   2026                                         186,117
10.	Commitment

i.	On 1 February 2005, the Company entered into a contract for management services with an officer and director of the Company, requiring the Company to make a payment of $5,000 per month.

ii.	The Company’s notes payable and/or related accrued interest are convertible into common shares of the Company at anytime prior to the maturity date (Note 5).

11.	Supplemental Disclosures with Respect to Cash Flows
                                                      For the       For the year       For the year      For the year

                                                  period from

                                                  the date of

                                                 inception on

                                                     13 March

                                                   1991 to 31           ended 31           ended 31          ended 31

                                                December 2006      December 2006      December 2005     December 2004

                                                            $                  $                  $                 $

   Accrued interest on note payable (Note

        5)                                             39,734             28,787             10,978                 -

   Shares issued for acquisition of Gateway           (3,130)                  -                  -           (3,130)

   Forgiveness of shareholder loan                     54,311                  -                  -            54,311

   Cash paid during the year for income

        taxes                                           2,135                  -                  -                 -

On 19 September 2006, the Company issued 100,000 common shares valued at $10,000 ($0.10 per common share) as payment of related party debt of $10,000 (Notes 6, 7 and 8).

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2006

12.Discontinued Operations

During the year ended 31 December 2005 the Company discontinued its operations with respect to the gaming industry. All operating activities related to the discontinued operations were carried out by the Company’s legal subsidiary, Gateway. The decision to discontinue this business component was made by management due to the Company’s desire to shift its business focus to other unrelated opportunities. The ownership of Gateway was transferred to a former officer and director of the Company on 8 March 2005 in exchange for the cancellation of the former officer and director’s shares of the Company’s common stock (Note 1).

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

        A summary of the results of the operations of the discontinued gaming operating unit is as follows:

                                                           For the period

                                                            from the date

                                                             of inception              For the             For the

                                                              on 13 March                 year                year

                                                               1991 to 31             ended 31            ended 31

                                                            December 2006        December 2006       December 2005

                                                                        $                    $                   $

       Loss from discontinued operations before

            gain on disposition                                 (192,295)                    -                   -

       Gain on disposition of discontinued

            operations                                             10,098                    -              10,098

                                                          ----------------    -----------------    ----------------

                                                          ----------------    -----------------    ----------------

       Income (loss) from discontinued operations               (182,197)                    -              10,098

                                                          ----------------    -----------------    ----------------

       Basic and diluted earnings per common share                                           -               0.001

                                                                              -----------------    ----------------
The Company has revised the statement of cash flows for the years ended 31 December 2005 and 2004 and for the period form the date of inception on 13 March 1991 to 31 December 2006 to separately disclose operating, investing and financing portions of the cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2006

13. Contingency

The Company was named the defendant in a lawsuit filed by Media Underground, Inc. for the collection of payments under a sublease agreement related to space rented and used by the Company. During the year ended 31 December 2006, the Company paid $10,000 to Media Underground, Inc. as settlement of the lawsuit for payments under the sublease agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 3, 2005, the Corporation’s independent auditors, Beckstead and Watts LLP (“Beckstead”), notified the Corporation that they were resigning effective as of that date.

The audit reports of Beckstead on the Corporation’s financial statements for the fiscal years ending December 31, 2003 and December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports were modified to include an explanatory paragraph raising substantial doubt about the Corporation’s ability to continue as a going concern.

In connection with the audits of the fiscal years ending December 31, 2003 and December 31, 2002, including the subsequent periods through March 3, 2005, the Corporation had no disagreements with Beckstead with respect to accounting or auditing issues of the type discussed in Item 304(a)(1)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Beckstead to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as described in Item 304(a)(1)(iv) of Regulation S-B).

On October 13, 2005 the Corporation retained De Joya Griffith and Company, LLC (“Dejoya”) as the principal accountants to replace Beckstead. The Corporation’s board of directors approved the appointment of De Joya.

During the fiscal years ending December 31, 2003 and December 31, 2002, including the subsequent periods through March 3, 2005, the date of Beckstead’s resignation, and prior to the appointment of De Joya, the Corporation (or anyone on its behalf) did not consult with De Joya regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements (as referred to in Item 304(a)(2) of Regulation S-B), the Corporation did not consult De Joya in respect to these matters during the time periods detailed herein.

On May 26, 2006, the Corporation terminated its relationship with De Joya.

The audit reports of De Joya on the Corporation’s financial statements for the fiscal years ending December 31, 2004 and 2003, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports were modified to include an explanatory paragraph raising substantial doubt about the Corporation’s ability to continue as a going concern.

In connection with the audits of the fiscal years ending December 31, 2004 and 2003, including the subsequent periods through May 26, 2006, the Corporation had no disagreements with De Joya with respect to accounting or auditing issues of the type discussed in Item 304(a)(1)(iv) of Regulation S-B. Had there been any disagreements that had not been resolved to their satisfaction, such disagreements would have caused De Joya to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as described in Item 304(a)(1)(iv) of Regulation S-B).

On June 16, 2006 the Corporation retained James Stafford Chartered Accountants (“James Stafford”) as the principal accountants to replace De Joya. The Corporation’s board of directors approved the appointment of James Stafford.

During the fiscal years ending December 31, 2004 and 2003, including the subsequent periods through May 26, 2006, the date of De Joya’s termination, and prior to the appointment of James Stafford, the Corporation (or anyone on its behalf) did not consult with James Stafford regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements (as referred to in Item 304(a)(2) of Regulation S-B), the Corporation did not consult James Stafford in respect to these matters during the time periods detailed herein.

ITEM 8A. CONTROLS AND PROCEEDURES

Our president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The auditors did not test the effectiveness of nor relied on the internal controls of the Corporation for the fiscal years ended December 31, 2006 and 2005.

b)     Changes in internal controls over financial reporting.

During the year ended December 31, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of the Corporation as of January 8, 2007, are as follows:

Name                            Age          Position

Kent Carasquero             40           chief executive officer, chief financial officer, principal accounting officer and director

On January 21, 2005, the Corporation elected Kent Caraquero as the sole director and appointed Mr. Carasquero as chief executive officer and chief financial officer pursuant to the written consent of the shareholders holding a two thirds majority of the Corporation’s issued and outstanding shares.

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

Mr. Carasquero has entered into a consulting agreement with the Corporation. The appointment of Mr. Carasquero to the Corporation’s board of directors was not based on any prior understanding or arrangement.

Board of Directors Committees

The board of directors has not established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Corporation will be required to establish an audit committee.

Code of Ethics

The Corporation has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Corporation has incorporated a copy of its Code of Ethics by reference as Exhibit 14 to this Form 10-KSB. Further, the Corporation’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Corporation.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Corporation, the Corporation is not aware of any individuals or entities who during the period ended December 31, 2006 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Corporation, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Corporation’s compensation program is to provide compensation for services rendered by our sole executive officer. The Corporation’s single salary is designed to retain the services of our executive officer. Salary is currently the only type of compensation used in our compensation program. We use this form of compensation because we feel that it is adequate to retain and motivate our executive officer. The amount we deem appropriate to compensate our executive officer is determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Table

The following table provides summary information for the years 2006, 2005, and 2004 concerning cash and non-cash compensation paid or accrued by the Corporation to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Kent Carasquero CEO, CFO, PAO and Director	2006 2005 2004	60,000 55,000 -	- - -	- - -	- - -	- - -	- - -	- - -	60,000 55,000 -

The Corporation has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor does the Corporation have any “Post Employment Payments” to report.

Our director receives no compensation for his services as director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Corporation as of March 13, 2007, by each shareholder who is known by the Corporation to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Ownership	Amount and nature of Beneficial Ownership	Percent of Class
Common Stock	Kent Carasquero	70,000	0.1%
Common Stock	All executive officers and Directors as a Group	70,000	0.1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director or executive officer of the Corporation, owner of five percent or more of the Corporation’s outstanding shares, or member of their immediate family, has entered into any reportable, related transaction during the last two years except as follows:

On September 19, 2006, Kent Carasquero, our sole officer and director, authorized the issuance of 100,000 shares valued at $0.10 per share or an aggregate of $10,000 pursuant to a debt settlement agreement.

On February 1, 2006, Kent Carasquero entered into an employment agreement with the Corporation. Mr. Carasquero’s employment agreement is terminable at the will of the Corporation and entitles Mr. Carasquero to a base salary of $5,000 per month.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 26 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

James Stafford Chartered Accountants (“Stafford”) provided audit services to the Corporation in connection with its annual report for the fiscal years ended December 31, 2006 and 2005. The aggregate fees billed by Stafford for the audit of the Corporation’s annual financial statements were $12,011 and $7,012, respectively.

Audit Related Fees

James Stafford billed to the Corporation no fees in 2006 or 2005 for professional services that are reasonably related to the audit or review of the Corporation’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

James Stafford billed to the Corporation no fees in 2006 or 2005 for professional services rendered in connection with the preparation of the Corporation’s tax returns for the period.

All Other Fees

James Stafford billed to the Corporation no fees in 2006 or 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Corporation does not have a standing audit committee. Therefore, all services provided to the Corporation by James Stafford, as detailed above, were pre-approved by the Corporation’s board of directors. James Stafford performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of March 2007.

Ouvo, Inc. /s/ Kent Carasquero Kent Carasquero, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kent Carasquero Kent Carasquero	Director	March 13, 2007

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated October 31,2000. (Incorporated by reference from Form SB2 filed with the SEC on August 24, 2001.)
3(i)(b)	*	Amended Articles of Incorporation dated July 26, 2004. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
3(i)(c)	*	Amended Articles of Incorporation dated April 12, 2005. (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
3(ii)	*	By-Laws dated October 31, 2000. (Incorporated by reference from Form SB-2 filed with the SEC on August 24, 2001.)
10(i)	*	Separation Agreement dated March 7, 2005 between Casino Entertainment Television Inc. and Stephen Lasser. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)
10(ii)	*

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