Form 10QSB
period 2007-03-31
OUVO, INC.
filed 2007-05-15
CIK 1157688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

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

Yes    ☑              No            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☑              No            ☐

The number of issued and outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of May 15, 2007 was 9,139,230.

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
(Expressed in U.S. Dollars)
(Unaudited)

                                                                                                               As at 31
                                                                                     As at 31 March            December
                                                                                               2007      2006 (Audited)
                                                                                                  $                   $

Assets

Current
Cash and cash equivalents                                                                    58,713              52,561
Loan Receivable (Note 3)                                                                    177,137                   -
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------

                                                                                            235,850              52,561
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)                                            28,472              26,833
Notes payable (Note 6)                                                                      394,878             386,335
Due to related party (Note 7)                                                                56,128              49,280
                                                                                   -----------------   -----------------

                                                                                            479,478             462,448
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------

Stockholders' Deficiency
Capital stock  (Note 8)
Authorized
  100,000,000 common shares, par value $0.0001
Issued and outstanding
  31 March 2007 - 8,250,000 common shares, par value $0.0001
  31 December 2006 - 8,250,000 common shares, par value $0.0001                                 825                 825
Share subscriptions received in advance (Note 8)                                            200,000                   -
Additional paid-in capital                                                                  135,456             135,456
Deficit, accumulated during the development stage                                         (579,909)           (546,168)
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------

                                                                                          (243,628)           (409,887)
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------

                                                                                            235,850              52,561
                                                                                   -----------------   -----------------

Nature and Continuance of Operations (Note 1) Commitments (Note 11) Subsequent Events (Note 14)

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statements of Operations
---------------------------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)

                                                         For the period from          For the three         For the three
                                                                 the date of
                                                             inception on 13           month period          month period
                                                            March 1991 to 31               ended 31              ended 31
                                                                  March 2007             March 2007            March 2006
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
                                                                           $                      $                     $
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------

------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
Expenses
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
Mineral property expenditures (Schedule 1)                             8,759                      -                     -
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
General and administrative (Schedule 2)                              382,000                 34,827                35,710
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------

------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
Net loss before other items                                        (390,759)               (34,827)              (35,710)
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------

------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
Other items
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
Write-down of mineral property (Note 4)                              (8,000)                      -                     -
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
Interest income                                                        2,137                  2,137                     -
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
Loss on foreign exchange                                             (1,090)                (1,051)                 (240)
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------

------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
Net loss from continuing operations                                (397,712)               (33,741)              (35,950)
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------

------------------------------------------------ -- --- -- ------------------ -- ------------------- - -------------------
Discontinued operations (Note 13)
Loss from discontinued operations                                  (192,295)                      -                     -
Gain on disposition of discontinued operations                        10,098                      -                     -
                                                           ------------------    -------------------   -------------------
                                                           ------------------    -------------------   -------------------

Income (loss) from discontinued operations                         (182,197)                      -                     -
                                                           ------------------    -------------------   -------------------
                                                           ------------------    -------------------   -------------------

Net loss for the period                                            (579,909)               (33,741)              (35,950)
                                                           ------------------
                                                           ------------------    -------------------   -------------------

Basic and diluted loss per common share                                                     (0.004)               (0.004)
                                                                                 -------------------   -------------------
                                                                                 -------------------   -------------------

Weighted average number of common shares used
in per share calculations                                                                 8,250,000             8,000,000
                                                                                 -------------------   -------------------

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------------
(Unaudited)
                                                      For the period from              For the              For the
                                                                                   three month          three month
                                                              the date of               period               period
                                                    inception on 13 March             ended 31             ended 31
                                                    1991 to 31 March 2007           March 2007           March 2006
                                                                        $                    $                    $
Cash flows from operating activities
Net loss for the period                                         (579,909)             (33,741)             (35,950)
   Loss (gain) from discontinued operations                       182,197                    -                    -
                                                             -------------    -----------------    -----------------
   Loss from continuing operations                              (397,712)             (33,741)             (35,950)

Adjustments to reconcile loss to net cash
used by operating activities
  Accrued interest payable                                         48,308                8,544                6,164
  Accrued interest receivable                                     (2,137)              (2,137)                    -
  Write-down of mineral property (Note 4)                           8,000                    -                    -
Changes in operating assets and liabilities
    Increase (decrease) in accounts payable
        and accrued liabilities                                    28,472                1,638              (7,047)
                                                                (315,069)             (25,696)             (36,833)
                                                             -------------    -----------------    -----------------
Cash flows from investing activity
Acquisition of mineral property                                   (8,000)                    -                    -
Net monetary liabilities from acquisition                         (3,130)                    -                    -
                                                             -------------    -----------------    -----------------
                                                                 (11,130)                    -                    -
                                                             -------------    -----------------    -----------------
Cash flows from financing activities
Common shares issued for cash                                      75,100                    -                    -
Share subscriptions received in advance                           200,000              200,000                    -
Increase in note payable                                          346,570                    -                    -
(Increase) in loans receivable                                  (175,000)            (175,000)                    -
Increase in due to related party                                   66,128                6,848               24,883
                                                             -------------    -----------------    -----------------
                                                                  512,798               31,848               24,883
                                                             -------------    -----------------    -----------------
Cash flows of discontinued operations
Operating cash flows                                            (127,886)                    -                    -
Investing cash flows                                                    -                    -                    -
Financing cash flows                                                    -                    -                    -
                                                             -------------    -----------------    -----------------
                                                                (127,886)                    -                    -
                                                             -------------    -----------------    -----------------
Increase (decrease) in cash and cash equivalents                   58,713                6,152             (11,950)
Cash and cash equivalents, beginning of period                          -               52,561               17,202
                                                             -------------    -----------------    -----------------
Cash and cash equivalents, end of period                           58,713               58,713                5,252
                                                             -------------    -----------------    -----------------
Supplemental Disclosures with Respect to Cash Flows (Note 12)
                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------------
(Unaudited)

                                             Number of      Capital    Additional         Deficit,    Stockholders'
                                                                                       accumulated
                                                                                        during the
                                                                          paid-in      development
                                         shares issued        Stock       capital            stage       deficiency
                                                                  $             $                $                $

Balance at 13 March 1991 (inception)                 -            -             -                -                -
Common shares issued for cash                8,666,667          867         (767)                -              100
Net loss for the period                              -            -             -         (18,455)         (18,455)
                                      ----------------- ------------ ------------- ---------------- ----------------
                                      ----------------- ------------ ------------- ---------------- ----------------

Balance at 31 December 1991                  8,666,667          867         (767)         (18,455)         (18,355)
Net loss for the year                                -            -             -         (20,665)         (20,665)
                                      ----------------- ------------ ------------- ---------------- ----------------
                                      ----------------- ------------ ------------- ---------------- ----------------

Balance at 31 December 1992                  8,666,667          867         (767)         (39,120)         (39,020)
Net loss for the year                                -            -             -          (7,645)          (7,645)
                                      ----------------- ------------ ------------- ---------------- ----------------
                                      ----------------- ------------ ------------- ---------------- ----------------

Balance at 31 December 1993                  8,666,667          867         (767)         (46,765)         (46,665)
Net loss for the year                                -            -             -          (5,560)          (5,560)
                                      ----------------- ------------ ------------- ---------------- ----------------
                                      ----------------- ------------ ------------- ---------------- ----------------

Balance at 31 December 1994                  8,666,667          867         (767)         (52,325)         (52,225)
Net loss for the year                                -            -             -          (2,400)          (2,400)
                                      ----------------- ------------ ------------- ---------------- ----------------
                                      ----------------- ------------ ------------- ---------------- ----------------

Balance at 31 December 1995                  8,666,667          867         (767)         (54,725)         (54,625)
Net loss for the year                                -            -             -          (3,003)          (3,003)
                                      ----------------- ------------ ------------- ---------------- ----------------
                                      ----------------- ------------ ------------- ---------------- ----------------

Balance at 31 December 1996                  8,666,667          867         (767)         (57,728)         (57,628)
Net loss for the year                                -            -             -          (5,007)          (5,007)
                                      ----------------- ------------ ------------- ---------------- ----------------
                                      ----------------- ------------ ------------- ---------------- ----------------

Balance at 31 December 1997                  8,666,667          867         (767)         (62,735)         (62,635)
Net loss for the year                                -            -             -          (5,699)          (5,699)
                                      ----------------- ------------ ------------- ---------------- ----------------
                                      ----------------- ------------ ------------- ---------------- ----------------

Balance at 31 December 1998                  8,666,667          867         (767)         (68,434)         (68,334)
Net loss for the year                                -            -             -          (5,828)          (5,828)
                                      ----------------- ------------ ------------- ---------------- ----------------
                                      ----------------- ------------ ------------- ---------------- ----------------

Balance at 31 December 1999                  8,666,667          867         (767)         (74,262)         (74,162)
                                      ----------------- ------------ ------------- ---------------- ----------------

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------------

                                         Number of   Capital Stock      Additional        Deficit,       Stockholders'
                                                                                       accumulated
                                                                                        during the
                                            shares                         paid-in     development
                                            issued                         capital           stage          deficiency
                                                                 $               $               $                   $
Balance forward at 31 December 1999      8,666,667             867           (767)        (74,262)            (74,162)
Net income for the year                          -               -               -           5,525               5,525
                                     -------------- --------------- --------------- --------------- -------------------
                                     -------------- --------------- --------------- --------------- -------------------

Balance at 31 December 2000              8,666,667             867           (767)        (68,737)            (68,637)
Net loss for the year                            -               -               -         (5,208)             (5,208)
                                     -------------- --------------- --------------- --------------- -------------------
                                     -------------- --------------- --------------- --------------- -------------------

Balance at 31 December 2001              8,666,667             867           (767)        (73,945)            (73,845)
Net income for the year                          -               -               -          20,357              20,357
                                     -------------- --------------- --------------- --------------- -------------------
                                     -------------- --------------- --------------- --------------- -------------------

Balance at 31 December 2002              8,666,667             867           (767)        (53,588)            (53,488)
Net loss for the year                            -               -               -         (7,123)             (7,123)
                                     -------------- --------------- --------------- --------------- -------------------
                                     -------------- --------------- --------------- --------------- -------------------

Balance at 31 December 2003              8,666,667             867           (767)        (60,711)            (60,611)
Contribution to capital
   by related party -
   forgiveness of
   shareholder loan                              -               -          54,311               -              54,311
Net loss for the period                          -               -               -         (8,939)             (8,939)
                                     -------------- --------------- --------------- --------------- -------------------
                                     -------------- --------------- --------------- --------------- -------------------

Balance at 24 June 2004                  8,666,667             867          53,544        (69,650)            (15,239)
Acquisition -
   Recapitalization                     17,600,000           1,760         (4,890)               -             (3,130)
Cancellation of
   common shares - 31
   July 2004                           (9,600,000)           (960)             960               -                   -
Net loss for the period                          -               -               -       (152,757)           (152,757)
                                     -------------- --------------- --------------- --------------- -------------------
                                     -------------- --------------- --------------- --------------- -------------------

Balance at 31 December 2004             16,666,667           1,667          49,614       (222,407)           (171,126)
                                     -------------- --------------- --------------- --------------- -------------------

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------------

                                      Number of     Capital          Additional          Deficit,       Stockholders'
                                                                                      accumulated
                                                                                       during the
                                                                        paid-in       development
                                  Shares issued          Stock          capital             stage          deficiency
                                                             $                $                 $                   $
Balance forward at 31 December
2004                                 16,666,667          1,667           49,614         (222,407)           (171,126)
Cancellation of
   common shares - 8
   March 2005 (Notes 1
   and 8)                           (8,666,667)          (867)              867                 -                   -
Net loss for the year                         -              -                -         (137,644)           (137,644)
                                 ---------------    -----------    -------------   ---------------    ----------------
                                 ---------------    -----------    -------------   ---------------    ----------------

Balance at 31 December 2005           8,000,000            800           50,481         (360,051)           (308,770)
Common shares issued
   for related party debt
   (Notes 7, 8 and 9)                   100,000             10            9,990               -                10,000
Common shares issued
   for cash                             150,000             15           74,985               -                75,000
Net loss for the year                         -              -                -         (186,117)           (186,117)
                                 ---------------    -----------    -------------   ---------------    ----------------
                                 ---------------    -----------    -------------   ---------------    ----------------

Balance at 31 December 2006           8,250,000            825          135,456         (546,168)           (409,887)
Share subscriptions received
  in advance (Note 8)                         -              -                -                 -             200,000
Net loss for the period                       -              -                -          (33,741)            (33,741)
                                 ---------------    -----------    -------------   ---------------    ----------------
                                 ---------------    -----------    -------------   ---------------    ----------------

                                 ---------------    -----------    -------------   ---------------    ----------------
                                 ---------------    -----------    -------------   ---------------    ----------------
Balance at 31 March 2007              8,250,000            825          135,456         (579,909)           (243,628)
                                 ---------------    -----------    -------------   ---------------    ----------------

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Schedule 1 - Mineral Property Expenditures
(Expressed in U.S. Dollars)
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------------------

                                                                        For the period             For the             For the
                                                                      from the date of
                                                                       inception on 13  three month period  three month period
                                                                      March 1991 to 31               ended               ended
                                                                                 March            31 March            31 March
                                                                                  2007                2007                2006
                                                                                     $                   $                   $

Assays                                                                           1,535                   -                   -
Camp and field costs                                                             1,349                   -                   -
Geology and engineering                                                          3,850                   -                   -
Surveying                                                                          125                   -                   -
Transportation                                                                   1,900                   -                   -
                                                                       ----------------    ----------------    ----------------

                                                                                 8,759                   -                   -
                                                                       ----------------    ----------------    ----------------

Details on Mineral Property Expenditures (Note 4)

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.
(A Development Stage Company)
Schedule 2 - General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------------------

                                                                        For the period             For the             For the
                                                                      from the date of
                                                                       inception on 13  three month period  three month period
                                                                      March 1991 to 31               ended               ended
                                                                                 March            31 March            31 March
                                                                                  2007                2007                2006
                                                                                     $                   $                   $

Interest (Note 6)                                                               42,879               8,544               6,164
Legal and accounting                                                           181,226               9,446              13,612
Management fees (Note 9)                                                       130,000              15,000              15,000
Office and miscellaneous                                                         6,912               1,512                 770
Settlement of lawsuit                                                           10,000                   -                   -
Share transfer fees                                                              5,583                 325                 164
                                                                       ----------------    ----------------    ----------------

                                                                               382,000              34,827              35,710
                                                                       ----------------    ----------------    ----------------

                              The accompanying notes are an integral part of these financial statements.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

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

The Company’s financial statements as at 31 March 2007 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $33,741 for the three month period ended 31 March 2007 (31 March 2006 — $35,950) and has a working capital deficit of $243,628 at 31 March 2007 (31 December 2006 — $409,887).

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

31 March 2007

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

On 28 March 2007, the Company filed its Preliminary Proxy Statement, indicating that the Company intends to seek shareholder approval to undertake the following:

i.

increase the authorized share capital of the Company from 100,000,000 shares of common stock to 350,000,000 shares of common stock with a par value of $0.001 per share and add 50,000,000 shares of preferred stock with a par value of $0.001 per share;

ii.	a three for one forward split of the issued and outstanding shares of common stock; and

iii.	a change in name from Ouvo, Inc. to Trustcash Holdings, Inc.

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

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

At 31 March 2007, the Company was not engaged in a business and has suffered losses from development stage activities. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Significant Accounting Policies

        The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation
The accompanying unaudited interim financial statements have been prepared as at 31 March 2007 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 31 March 2007 are not necessarily indicative of the results that may be expected for the year ending 31 December 2007.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be red in conjunction with the audited financial statements of the Company as at 31 December 2006.

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

31 March 2007

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

31 March 2007

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

31 March 2007

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

31 March 2007

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

Recent accounting pronouncements
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending 31 December 2007. The Company is currently reviewing the impact of this statement.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

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

In July 2006, the FASB issued FIN. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN. 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

31 March 2007

Comparative figures

        Certain comparative figures have been adjusted to conform to the current period’s presentation.

3. Loans Receivable

                                                                                            As at 31 March            As at 31
                                                                                                      2007       December 2006
                                                                                                         $                   $
       The loan receivable bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company and is due and payable on 30 April 2007. The balance of $75,329 outstanding at
       31 March 2007 (31 December 2006 - $Nil) consists of principle and unpaid accrued interest of $75,000 (31 December 2006 - $Nil) and $329 (31 December
       2006 - $Nil), respectively (Note 11).                                                        75,329                   -

       The loan receivable bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company and is due and payable on 30 April 2007. The balance of $101,808 outstanding at
       31 March 2007 (31 December 2006 - $Nil) consists of principle and unpaid accrued interest of $100,000 (31 December 2006 - $Nil) and $329 (31 December
       2006 - $Nil), respectively (Note 11).                                                       101,808                   -
                                                                                            ---------------    ----------------
                                                                                            ---------------    ----------------

                                                                                                   177,137                   -
                                                                                            ---------------    ----------------

4. Mineral Property

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

        No costs were incurred on the St. John Ridge Property during the three month period ended 31 March 2007.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

5. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

                                                                                             As at 31 March           As at 31
                                                                                                       2007      December 2006
                                                                                                          $                  $

       Accounts payable                                                                              24,263             15,318
       Accrued liabilities                                                                            4,209             11,515
                                                                                            ----------------    ---------------
                                                                                            ----------------    ---------------

                                                                                                     28,472             26,833
                                                                                            ----------------    ---------------

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

6. Notes Payable

                                                                                            As at 31 March            As at 31
                                                                                                      2007       December 2006
                                                                                                         $                   $
       The note payable bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company and is due and payable on 31 December 2006.  The holder of the note payable has the right to convert any portion of the unpaid principle and/or accrued interest into common shares of the Company at any time prior to maturity date at a conversion rate to be negotiated between the bearer and the Company.  The balance of $371,835 outstanding at 31 March 2007 (31 December 2006 - $363,822)
       consists of principle and unpaid accrued interest of $325,000 (31 December 2006
       - $325,000) and $46,835 (31 December 2006 - $38,822), respectively (Note 11).               371,835             363,822

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
       to the maturity date.  The balance of $23,043 outstanding at 31 March 2007 (31
       December 2006 - $22,513) consists of principle and unpaid accrued interest of
       $21,600 (31 December 2006 - $21,600) and $1,443 (31 December 2006 - $913),
       respectively (Note 11).                                                                      23,043              22,513
                                                                                            ---------------    ----------------
                                                                                            ---------------    ----------------

                                                                                                   394,878             386,335
                                                                                            ---------------    ----------------
The note payable due 31 December 2006 has not been repaid by the Company. The Company is currently in default of the terms of the note payable. (Note 14)

7. Due to Related Party

As at 31 March 2007, the amount due to related party consists of $56,128 (31 December 2006 — $49,280) payable to a director of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

8.

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

On 19 September 2006, the Company issued 100,000 common shares valued at $10,000 ($0.10 per common share) as payment of related party debt of $10,000.

        On 7 March 2005, the Company cancelled 8,666,667 common shares (Note 1).

On 9 June 2004, the Company, by way of unanimous written consent of the Board of Directors, cancelled 22,400,000 restricted common shares of the Company held by a former director of the Company. The former director agreed to such a cancellation.

        Share subscriptions received in advance

Share subscriptions received in advance consists of $200,000 cash received by the Company for 66,666 Units that were not yet issued at 31 March 2007.

9. Related Party Transactions

During the three month period ended 31 March 2007, the Company paid or accrued management fees of $15,000 (31 March 2006 — $15,000, cumulative — $130,000) to a director of the Company.

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

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

10. Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2007. There are no current or deferred tax expenses for the period ended 31 March 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

        The provision for refundable federal income tax consists of the following:

                                                                                                   For the       For the three
                                                                                               three month
                                                                                                    period        month period
                                                                                            ended 31 March            ended 31
                                                                                                      2007          March 2006
                                                                                                         $                   $

       Deferred tax asset attributable to:
       Current operations                                                                           11,472              12,223
       Less: Change in valuation allowance                                                        (11,472)            (12,233)
                                                                                         ------------------    ----------------

       Net refundable amount                                                                             -                   -
                                                                                         ------------------    ----------------

        The composition of the Company’s deferred tax assets as at 31 March 2007 and 31 December 2006 is as follows:

                                                                                            As at 31 March             As at 31
                                                                                                      2007        December 2006
                                                                                                         $                    $

       Net income tax operating loss carryforward                                                  435,997              402,256
                                                                                            ---------------    -----------------
                                                                                            ---------------    -----------------

       Statutory federal income tax rate                                                               34%                  34%
       Effective income tax rate                                                                        0%                   0%

       Deferred tax asset
         Tax loss carryforward                                                                     148,239              136,767
       Less: Valuation allowance                                                                 (148,239)            (136,767)
                                                                                            ---------------    -----------------
                                                                                            ---------------    -----------------

       Net deferred tax asset                                                                            -                    -
                                                                                            ---------------    -----------------

        The potential income tax benefit of these losses has been offset by a full valuation allowance.

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

As at 31 March 2007, the Company has an unused net operating loss carryforward balance of approximately $435,997 that is available to offset future taxable income. These unused net operating loss carryforward balances for income tax purposes expires as follows:

                                   2020                                      $    2,657
                                   2021                                          19,368
                                   2022                                           8,751
                                   2023                                           7,509
                                   2024                                          30,112
                                   2025                                         147,742
                                   2026                                         186,117
                                   2027                                          33,741
11.	Commitments

i.	On 1 February 2005, the Company entered into a contract for management services with an officer and director of the Company, requiring the Company to make a payment of $5,000 per month.

ii.	The Company’s notes payable and/or related accrued interest are convertible into common shares of the Company at anytime prior to the maturity date (Note 6).

12.	Supplemental Disclosures with Respect to Cash Flows

                                                                                     For the     For the three      For the three
                                                                                 period from
                                                                                 the date of
                                                                                inception on             Month              Month
                                                                               13 March 1991            period             period
                                                                                 to 31 March          ended 31           ended 31
                                                                                        2007        March 2007         March 2006
                                                                                           $                 $                  $

      Accrued interest on note payable (Note 6)                                       46,142             6,407              6,164
      Shares issued for acquisition of Gateway                                       (3,130)                 -                  -
      Forgiveness of shareholder loan                                                 54,311                 -                  -
      Cash paid during the year for income taxes                                       2,135                 -                  -

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

13. Discontinued Operations

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

        A summary of the results of the operations of the discontinued gaming operating unit is as follows:

                                                                    For the period
                                                                     from the date             For the              For the
                                                                   of inception on         three month          three month
                                                                     13 March 1991              period               period
                                                                       to 31 March      ended 31 March       ended 31 March
                                                                              2007                2007                 2006
                                                                                 $                   $                    $

       Loss from discontinued operations before gain on
       disposition                                                       (192,295)                   -                    -
       Gain on disposition of discontinued operations                       10,098                   -                    -
                                                                  -----------------    ----------------     ----------------
                                                                  -----------------    ----------------     ----------------

       Income (loss) from discontinued operations                        (182,197)                   -                    -
                                                                  -----------------    ----------------     ----------------
                                                                  -----------------    ----------------     ----------------

       Basic and diluted earnings per common share                                                   -                    -
                                                                                       ----------------     ----------------

Ouvo, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

14.

Subsequent Events

        The following events occurred subsequent to 31 March 2007:

i.

In a letter to the Company dated 8 April, 2007, Madman Mining Co. Ltd. Provided the results of the Phase 1A exploration program on the St. John Ridge Mineral Claim. The sampling and testing results were unfavourable and no further work was recommended on the property. As such, the Company will not be completing any further exploration work on the St. John Ridge Mineral Claim. All costs relating to the property were written off during the previous fiscal year, so there is no financial impact to the Company in the current period.

ii.	On 1 May 2007, the Company agreed to issue 727,644 shares valued at $0.50 a share for debt settlement of $363,822 to Ludwig Holdings Limited (Note 6).

iii.	On 1 May 2007, the Company agreed to issue 116,560 shares valued at $0.50 a share for debt settlement of $58,280 to Tyee Capital Consultants Inc. (Note 7).

iv.	On 1 May 2007, the Company agreed to issue 45,026 shares valued at $0.50 a share for debt settlement of $22,513 to Vince Carnovale (Note 6)

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. Ouvo’s fiscal year end is December 31.

General

Ouvo was incorporated in the State of Delaware on November 16, 2000, for the purpose of developing a web-based reservation system. Efforts to implement our business plan were hampered by insufficient working capital which caused us to abandon software development. On June 25, 2004, Ouvo entered into an agreement with Gateway Entertainment Group, Inc., to develop a gaming lifestyle media business offering gambling, entertainment, news and information. Despite early efforts we decided to discontinue gaming operations in early 2005.

On August 10, 2006, Ouvo entered into a Property Purchase Agreement with Madman Mining Co. Ltd. and Lloyd C. Brewer, pursuant to which Ouvo agreed to purchase a 100% interest in the St. John Mineral Claim of approximately 314.6 acres located 6 miles northeast of Beaverdell, in south-central British Columbia, Canada in exchange for $8,000. Madman conducted Phase 1A of our exploration program which was completed prior to December 31, 2006. An evaluation of the results of exploration efforts was relayed to us on April 8, 2007 in which Madman detailed that sampling and testing results were unfavourable and that no that no further work was recommended for the property. Based on this recommendation, Ouvo has decided against any further exploration work on the claim.

Trustcash, LLC

On January 24, 2007, Ouvo entered into a letter agreement with Trustcash, LLC (“Trustcash”) to loan Trustcash $100,000 in anticipation of entering into a formal agreement to acquire Trustcash pursuant to which Ouvo is to acquire all of the issued and outstanding membership interests of TrustCash LLC from the owners of Trustcash, LLC through a wholly-owned subsidiary in exchange for 990,080 shares of its common stock to the owners of Trustcash, LLC. On March 12, 2007, we agreed to loan Trustcash an additional $75,000 on the same terms and conditions.

The main business asset of Trustcash is its technology platform that enables the purchase of “virtual” cards through either its own website, or through any of the websites of its content providers. The Trustcash™ card is an alternative payment system that enables consumers to make purchases on the Internet conveniently, safely and anonymously without using a credit card or writing a check. The loan was evidenced by a promissory note secured by the terms of a general security agreement and bears 10% interest due on the later date of April 30, 2007 or within 10 days of our acquisition of Trustcash.

The formal agreement will also require that a number of conditions be satisfied. These include:

o Ouvo's completion of a private placement of 500,000 shares of common stock to raise $500,000;

o Ouvo having provided Trustcash , LLC with a bridge loan of $175,000;

o Ouvo having not less than $500,000 in cash minus any funds advanced to Trustcash, LLC;

o Ouvo having issued 6,000,000 common share purchase warrants to Brennecke Partners LLC;

o Ouvo, the private placement investors and Brennecke Partners LLC having entered into a registration rights agreement; and

o all representations and warranties contained in the formal agreement being true in all material respects as of the closing date in addition to other customary terms and conditions, including regulatory and third party approvals.

Ouvo has not as of the date of this filing entered into a formal agreement to acquire Trustcash.

Short Term Plan

Ouvo intends to enter into a formal agreement to acquire Trustcash as soon as is practicable and will hold a shareholders meeting on May 15, 2007 to consider a name change to Trustcash Holdings, Inc in addition to certain corporate structural changes in anticipation of the acquisition.

Long Term Plan

Should Ouvo acquire Trustcash, we intend to offer an online alternative payment system as a replacement for paper-based payment instruments and related devices. Trustcash, through its operating subsidiaries intends to be the premier provider of anonymous, safe, and quick payments on the Internet. TrustCash is the sole owner and operator of PPPcard (www.pppcard.net), which provides a stored value card system that allows people to anonymously and safely buy online without revealing their identity. Customers can acquire a physical card at thousands of retail locations across the country or purchase an electronic card online. Customers can then use their PPPcard to buy goods and services online without the risk of credit card fraud, identity theft, or recurring charges. Online merchants that accept the PPPcard benefit by offering an attractive alternative payment method that increases their conversion to paid use and reduces their chargeback and transaction costs dramatically. The PPPcard system creates a safe barrier that sits between a hacker or data thief and the customer that allows for peace of mind when buying online.

Selection of a Business

Should Ouvo not acquire Trustcash, our plan of operation will be to seek alternative business combinations or acquisitions to create value for our shareholders. Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

Results of Operations

During the three month period ended March 31, 2007, Ouvo was involved in the evaluation of the results of Phase 1A of the exploration program on the St. John Mineral Claim, identifying alternative business opportunities, negotiations with Trustcash, completing a private placement and entering into loan agreements with Trustcash.

Net Losses

Since inception to March 31, 2007, Ouvo has recorded a net loss of $579,909, which is primarily attributable to losses from general and administrative expenses and the discontinuation of business operations.

Net losses for the three month period ended March 31, 2007, were $33,741 as compared to net losses of $35,950 for the three month period ended March 31, 2006. Net losses during the current three month period can be attributed to general and administrative expenses of $34,827 offset by interest income of $2,137. During the three month period ended March 31, 2007, Ouvo did not realize any revenues from operations.

Ouvo expects to continue to incur net losses in future periods until such time as we can generate revenue either with the acquisition of Trustcash or some alternative business opportunity.

Capital Expenditures

Ouvo expended no amounts on capital expenditures for the period from inception to March 31, 2007.

Income Tax Expense (Benefit)

Ouvo has an income tax benefit resulting from net operating losses to offset any future operating profit. However, Ouvo has not recorded this benefit in the financial statements because it cannot be assured that we will utilize the net operating losses carried forward in future years.

Impact of Inflation

Ouvo believes that inflation has had a negligible effect on operations over the past three years. Ouvo believes that it can offset inflationary increases by improving operating efficiencies.

Liquidity and Capital Resources

Ouvo is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. Ouvo had current and total assets of $235,850, with current and total liabilities of $479,478, as of March 31, 2007. Net stockholders’ deficit in Ouvo was $243,628 at March 31, 2007.

Cash flow used in operating activities since inception was $397,712. Cash flow used in operating activities was $33,741 for the three month period ended March 31, 2007, as compared to cash flow used in operating activities of $35,950 for the three month period ended March 31, 2006. Cash flow used in operating activities in the current three month period was used primarily for general and administrative expenses.

Cash flow used in investing activities since inception was $11,130. Cash flow used in investing activities was $0 for the three month periods ended March 31, 2007 and 2006.

Cash flow provided by financing activities since inception was $512,798. Cash flow provided by financing activities was $31,848 for the three month period ended March 31, 2007, as compared to cash flow provided by financing activities of $24,883 for the three month period ended March 31, 2006. The cash flow provided by financing activities during the current three month period is attributable to the sale of common equity for proceeds of $200,000 offset by the loans to Trustcash of $175,000.

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

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2006, included our Form 10-KSB, Ouvo discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. Ouvo believes that the accounting principles which we utilized conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. Ouvo bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of limited operations. The Company’s accumulated deficit was $546,168 as of December 31, 2006, which had increased to $579,909 as of March 31, 2007. Our ability to continue as a going concern is subject to the ability of Ouvo to realize a profit from operations and /or obtain funding from outside sources. Since we have no revenue generating operations, our plan to address Ouvo’s ability to continue as a going concern over the next twelve months includes: (1) obtaining debt funding from private placement sources; (2) obtaining additional funding from the sale of our securities; (3) obtaining loans and grants from various financial institutions, where possible, and (4) begin producing revenue from the intended acquisition of Trustcash. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

- our anticipated financial performance and business plan;

- the sufficiency of existing capital resources;

- our ability to raise additional capital to fund cash requirements for future operations;

- uncertainties related to the acquisition of Trustcash;

- the ability of Ouvo to generate revenues to fund future operations;

 the volatility of the stock market and;

- general economic conditions.

We wish to caution readers that Ouvo’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors”. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Risk Factors

Since our future operating results are highly uncertain you should carefully consider the risks described below, in addition to the other information contained in this current report. If any of these risks actually impact Ouvo, our business, financial condition or results of operations could be seriously harmed and you could lose all or part of any investment in our business.

We have a history of significant operating losses and such losses may continue in the future.

Since inception our expenses have resulted in continuing losses and an accumulated deficit of $546,168 at December 31, 2006, which increased to $579,909 at March 31, 2007. We may continue to incur operating losses as we satisfy ongoing regulatory disclosure requirements, operate our business, and proceed with the acquisition of Trustcash. Ouvo’s only expectation of future profitability is dependent upon its ability to acquire Trustcash and develop a revenue producing business.

We need to continue as a going concern if our business is to succeed.

Our independent accountant’s report on our audited financial statements for the period ended December 31, 2006, indicates that there are a number of factors that raise substantial doubt as to our ability to continue as a going concern. Such factors identified in the report include our accumulated deficit, our failure to attain profitable operations, and our dependence upon obtaining adequate financing to satisfy liabilities. If we are not able to continue as a going concern, it is likely that Ouvo’s shareholders will lose their investment.

We will continue to incur losses into the foreseeable future.

Prior to the acquisition of Trustcash, we anticipate that we will incur increased operating expenses without realizing any revenues. Therefore, we expect to continue to incur losses into the foreseeable future. We recognize that if we are ultimately unable to generate significant revenue from the acquisition and development of Trustcash, we will not be able to continue operations.

If we do not obtain additional financing, our business will fail.

Our current operating funds are insufficient to develop the Trustcash business plan and therefore we will need to obtain additional financing. Further, we will continue to need to raise additional capital to fund operations until such time as we realize sufficient revenues to meet our expenditures. Capital realized would be used for exploration expenses and general and administrative expenses. However, we have no commitment from any source of financing to provide us with additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of our common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2007 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On May 1, 2007, the Ouvo issued 727,644 shares of common stock valued at $0.50 per share to Ludwig Holdings Limited for debt settlement of $363,822 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

Ouvo complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and Ouvo.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

Ouvo complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On May 1, 2007, the Ouvo issued 116,560 shares of common stock valued at $0.50 per share to Tyee Capital Consultants Inc. for debt settlement of $58,280 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

Ouvo complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree, an officer and director of the Company, who was issued the stock for debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and Ouvo.

Ouvo complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On May 1, 2007, the Ouvo issued 45,026 shares of common stock valued at $0.50 per share to Vince Carnovale for debt settlement of $22,513 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

Ouvo complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and Ouvo.

Ouvo complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 38 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 2007.

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

10(iii)	*	Loan Agreement dated June 19, 2005 between the Company and Ludwig Holdings Inc. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)
10(iv)	*	Employment Agreement dated February 1, 2006 between Kent Carasquero and Casino Entertainment, Inc. (Incorporated by reference from the Form 10-KSB filed with the Commission on August 26, 2006.)
10(v)	*	Loan Agreement dated July 12, 2006 between the Company and Vince Carnovale. (Incorporated by reference from the Form 8-K filed with the Commission on November 2, 2006.)
10(vi)	*	Loan Agreement dated July 27, 2006 between the Company and Ludwig Holdings Inc. (Incorporated by reference from the Form 8-K filed with the Commission on November 2, 2006.)
10(vii)	*	Property Purchase Agreement dated August 10, 2006, between the Company and Madman Mining Co. Ltd. (Incorporated by reference from Form 10-QSB filed with the Commission on October 10, 2006.)
10(viii)	*	Debt Settlement Agreement dated September 19, 2006 between the Company and Kent Carasquero. (Incorporated by reference from the Form 8-K filed with the Commission on November 2, 2006.)
10(ix)	Attached	Debt Settlement Agreement dated May 1, 2007 between Ouvo and Ludwig Holdings Limited.
10(x)	Attached	Debt Settlement Agreement dated May 1, 2007 between Ouvo and Tyee Capital Consultants Inc.
10(xi)	Attached	Debt Settlement Agreement dated May 1, 2007 between Ouvo and Vince Carnovale.
14	*	Code of Ethics (Incorporated by reference from Form 10-QSB filed with the SEC on February 8, 2006.)
31	Attached

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