Form 10QSB
period 2007-06-30
Trustcash Holdings, Inc.
filed 2007-08-20
CIK 1157688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to              .

Commission file number: 000-49838

TRUSTCASH HOLDINGS, INC..
(formerly "Ouvo, Inc.")
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3381088 (IRS Employer Identification Number)

400 Park Avenue, Suite 1420, New York, New York 10022
(Address of Principal Executive Office)          (Zip Code)

((800) 975-5196
(Company’s telephone number)

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

Yes      ☐          No      ☑

The number of issued and outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 17, 2007 was 77,549,138.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “our,”, “we,” and “us” refer to Trustcash Holdings. Inc., (formerly “Ouvo, Inc.) a Delaware corporation and our subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in the Form 10-QSB reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY OUVO, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
JUNE 30, 2007

Assets

Current assets
Cash	$ 143,379
Accounts receivable, net of allowance
for doubtful accounts of $4,869	2,265
Prepaid expenses	19,417
Total current assets	165,061

Computer equipment, net of accumulated
depreciation of $1,974	7,302

Other assets
Computer software, net of accumulated
amortization of $29,405	46,490
Security deposits	3,000
Total other assets	49,490
$ 221,853
Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$ 225,030
Deferred revenue	9,594
Total current liabilities	234,624

Note payable	700,000

Stockholders' deficit
Common stock, 350,000,000 shares authorized, $.001 par value,
77,549,138 shares issued and outstanding	77,549
Additional paid-in capital	1,234,033
Accumulated deficit	(2,024,353)
(712,771)
$ 221,853

The accompanying notes are an integral part of these condensed financial statements.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY OUVO, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues
Gross revenue	$ 64,225	$ 11,440	$ 21,768	$ 8,110
Processing and credit card fees	(4,831)	(326)	(2,225)	(326)
Net revenues	59,394	11,114	19,543	7,784

Cost of revenues
Commissions and content partner fees	32,220	3,263	11,483	2,741
Card manufacturing costs	-	47,347	-	2,000
Total cost of revenues	32,220	50,610	11,483	4,741

Gross profit (loss)	27,174	(39,496)	8,060	3,043

Operating expenses
Selling, general and administrative	392,029	597,973	289,898	331,977
Development costs	33,516	85,619	22,244	48,328
Depreciation and amortization	7,740	4,224	4,048	3,159
Total operating expenses	433,285	687,816	316,190	383,464

Loss from operations	(406,111)	(727,312)	(308,130)	(380,421)

Other income (expense)
Interest expense	(110,383)	(277)	(106,504)	-
Gain on forgiveness of debts	44,512	-	44,512	-
Total other expense, net	(65,871)	(277)	(61,992)	-

Net loss	$ (471,982)	$ (727,589)	$ (370,122)	$ (380,421)

Basic and fully diluted loss per common share	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.01)

Weighted average number of common shares	38,683,558	31,327,500	39,628,746	36,562,430

The accompanying notes are an integral part of these condensed financial statements.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY OUVO, INC.) CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net loss	$ (471,982)	$ (727,589)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation and amortization	7,740	4,224
Allowance for doubtful accounts	1,014	1,014
Gain on forgiveness of debts	44,512	-
Stock issued for services	9,600	-
Changes in certain assets and liabilities
Accounts receivable	2,894	(8,915)
Prepaid expenses	(19,417)	(2,460)
Due from member	-	2,500
Security deposits	-	(3,000)
Accounts payable and accrued expenses	(106,463)	41,551
Deferred revenue	3,145	-
Net cash used by operating activities	(528,957)	(692,675)

Cash flows from investing activities
Acquisition of computer equipment	(1,060)	(5,171)
Acquisition of computer software	(7,250)	(8,920)
Assets and liabilities acquired, net	4,692	-
Net cash used by investing activities	(3,618)	(14,091)

Cash flows from financing activities
Proceeds from notes payable	20,000	-
Payments for notes payable	(96,155)	(68,000)
Proceeds from issuance of stock and recapitalization, net of costs	740,358	961,665
Net cash provided by financing activities	664,203	893,665

Net increase in cash	131,628	186,899
Cash
Beginning of year	11,751	-
End of period	$ 143,379	$ 186,899

The accompanying notes are an integral part of these condensed financial statements.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY OUVO, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) JUNE 30, 2007 ______________________________________________________________________________________

1.	Nature of Business and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the Commission) and include the results of Trustcash Holdings, Inc. (the “Trustcash Holdings”), formerly known as Ouvo Inc., and AP Systems, Inc. (the “AP Systems”) and Trustcash, LLC (the “Trustcash”), its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as (“the Company”). Accordingly, certain information and footnote disclosures required in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2007. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2007 and the results of its operations for the six and three month periods ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. Results for the six and three months ended June 30, 2007 are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2006 as included in the Company’s Form 8-K/A-1 filed with the Commission on July 7, 2007.

On June 30, 2007, Trustcash Holdings entered into and simultaneously closed a Purchase Agreement (the “Agreement”) with the owners of 100% of the Membership Interest in Trustcash, LLC, and Trustcash Holdings, through its newly formed wholly-owned subsidiary, AP Systems, became the sole member of Trustcash, LLC. Trustcash Holdings is a Delaware corporation and AP Systems is a Delaware corporation. The companies now operate under the name “Trustcash Holdings, Inc.”

Pursuant to the Agreement AP Systems, Inc. became the sole stockholder of Trustcash, and as partial consideration for the membership interest, Trustcash Holdings issued to the former members of Trustcash 49,631,448 shares of common stock. The Company also paid to one of the former Trustcash owners, as partial consideration for its membership interests and in cancellation of its Trustcash secured promissory note, the sum of $200,000, in cash, including interest and issued its 5% note in the principal amount of $700,000 (See Note 4).

For accounting purposes the acquisition was considered a reverse acquisition, an acquisition transaction where the acquired company, Trustcash, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction was treated as a recapitalization by Trustcash Holdings rather than a purchase of Trustcash by Trustcash Holdings was because Trustcash Holdings was a shell company. As reported in its Form 10-QSB for the quarter ended March 31, 2007, Trustcash Holdings had cash of approximately $59,000, other assets of approximately $177,000 and liabilities of approximately $479,000.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY OUVO, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) JUNE 30, 2007 ______________________________________________________________________________________

No additional goodwill or intangible assets were recognized on completion of the transaction. The capital structure, including the number and type of shares issued, appearing in the consolidated balance sheet reflects that of the legal parent, Trustcash Holdings, including the stock issued to affect the reverse acquisition for the period after the consummation of the Agreement.

Nature of Business

The Company provides a technology platform portal to facilitate the sale of its proprietary Trustcash TM brand of “payment” or “stored value cards”, an alternative payment system that enables customers to make purchases in an anonymous capacity on the internet without using a credit card or writing a check, thereby withholding the customers’ personal information from the website whose goods or services are being purchased.

2.	Going Concern

The accompanying condensed financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations; the Company experienced a deficiency of cash from operations and lacks sufficient liquidity to continue its operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern. As of June 30, 2007, the Company has an accumulated deficit of approximately $2,024,000 and a working capital deficit of approximately $70,000. If the Company is unable to obtain financing on reasonable terms, the Company will be forced to restructure, file for bankruptcy or cease operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations. Management’s plans to achieve profitability include entering into arrangements with more significant content partners which management has determined will assist in attracting new customers, and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, and debt financing. However, there are no assurances that sufficient capital will be raised.

3.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the operations of Trustcash Holdings, Inc. (Parent) and its wholly owned subsidiary, AP Systems, Inc. (Sub) and Trustcash, LLC (LLC) a subsidiary of AP Systems, Inc. All significant accounts and transactions have been eliminated in consolidation.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY OUVO, INC.) CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) JUNE 30, 2007 ______________________________________________________________________________________

Accounts Receivable

Accounts receivable is uncollateralized customer obligations from distributors and content providers. The Company carries its accounts receivable at cost billed to the customer less an allowance for doubtful accounts for anticipated credits and returns. Interest is not billed or accrued.

Payments to accounts receivable are allocated to specific invoices identified on the customer invoice or if unspecified, are applied to the oldest invoice. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts.

Computer Equipment

Computer equipment is recorded at cost and is being depreciated by the straight-line method over estimated useful lives of five years. Maintenance and repairs are charged to operations as incurred.

Computer Software

In accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalized software costs related to the design of the technology platform, the “back-end”, to facilitate the electronic payment service for processing of revenue up to the point when the software was operating. The Company also capitalizes any costs associated with enhancing the back end for new products or content offered by the Company. Computer software is being amortized by the straight-line method over the estimated useful lives of five years. Subsequent maintenance and modification costs are charged to operations as incurred.

Deferred Revenue and Revenue Recognition

The Company takes receipt of funds upon prepayment for card or activation of an on-line account. Such funds are classified as deferred revenue until the holder utilizes any portion of the balance. Upon such utilization, the Company will recognize revenue for that amount and a corresponding charge for the amount owed to the “content partners”.

Advertising

Advertising costs are expensed as incurred and amounted to approximately $8,200 and $52,288, for the three month period ended June 30, 2007 and 2006, respectively. Advertising expense for the six month period ended June 30, 2007 and 2006, amounted to $10,118 and $94,202, respectively.

Development Costs

Development costs are charged to expense as incurred and includes costs associated with maintaining and expanding the functionality of the “back-end” software and internet.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY OUVO, INC.) CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) JUNE 30, 2007 ______________________________________________________________________________________

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. Net deferred tax assets have not been provided since a full valuation allowance has been provided.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The carrying value of the Company’s long-term obligation approximates the fair value based on the current rates available to the Company.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Fully diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Fully diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Concentrations of Credit Risk

The Company maintains cash balances at a financial institution which, at times; amounts may exceed the insured limits.

The Company has one customer which accounts for more than 10% of the total revenue. The Company has three content providers that individually exceeded 10% of total content provider commissions.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY OUVO, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) JUNE 30, 2007 ______________________________________________________________________________________

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

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

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY OUVO, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) JUNE 30, 2007 ______________________________________________________________________________________

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The Company is currently reviewing the impact of this statement.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”(“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY OUVO, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) JUNE 30, 2007 ____________________________________________________________________________________

In March 2006, the Financial Accounting Standards Board (the “FASB”)issued Statements of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g. January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.

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

4.	Note Payable

In connection with the Agreement (Note 1), the Company paid one of the former members of the LLC as partial consideration for its membership interests and in cancellation of its defaulted LLC secured promissory note in the principal amount of $96,155 due February 15, 2007, the sum of $200,000 in cash and issued a 5% promissory note in the principal amount of $700,000 due June 30, 2009. The note is secured by a priority security interest in all the assets of the Company and all its subsidiaries. The note is payable in full at maturity, subject to mandatory prepayments of 25% of all monies raised by the Company from future issuance of new debt or equity securities.

As of June 30, 2007, the balance of the note payable is $700,000.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY OUVO, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) JUNE 30, 2007 ______________________________________________________________________________________

5.	Stockholders’ Equity (Deficit)

The authorized capital stock of the Company as of June 30, 2007 consists of 400,000,000 shares of authorized capital stock, which have been divided into 50,000,000 shares of Preferred Stock, par value $.001 per share, of which no shares of Preferred Stock are issued and outstanding, and 350,000,000 shares of Common Stock, par value $.001 per share, of which 77,549,138 shares are issued and outstanding.

On May 1, 2007, the Company agreed to issue 727,644 shares valued at $0.50 a share for debt settlement of $363,822 to Ludwig Holdings Limited

On May 1, 2007, the Company agreed to issue 116,560 shares valued at $0.50 a share for debt settlement of $58,280 to Tyee Capital Consultants Inc.

On May 1, 2007, the Company agreed to issue 45,026 shares valued at $0.50 a share for debt settlement of $22,513 to Vince Carnovale.

On May 16, 2007, the Company completed a 3 for 1 forward split of its issued and outstanding shares of capital.

On June 30, 2007, the Company issued 49,631,448 shares of Common Stock to the former owners of Trustcash.

On June 30, 2007, the Company completed a private placement raising $500,000 consisting of 500,000 shares of the Company’s stock offered at a purchase price of $1.00 per share.

6.	Warrants

The Company issued to Brennecke Partners, LLC a warrant entitling the holder to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $.08333 per share until June 30, 2008. As of June 30, 2007, Brennecke Partners did not exercise these warrants and the warrants were not vested.

On August 17, 2007 further to a disagreement on the terms contemplated in the issuance of the warrants, Brennecke Partners LLC consented to and the company agreed to cancel the warrants.

7.	Leases

The Company leases its office facilities under the terms of an operating lease that expired in February 2007 and continues month to month which can be terminated by either party with notice as prescribed in the agreement. The agreement requires minimum rent of $3,475 per month and additional charges for administrative costs.

Rent expense for the three month periods ended June 30, 2007 and 2006, amounted to $13,900 and $9,000, respectively. Rent expense for the six month periods ended June 30, 2007 and 2006, amounted to $24,025 and $13,682, respectively.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY OUVO, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) JUNE 30, 2007 ______________________________________________________________________________________

8.	Commitments

Employment

Effective January 2007, the Company entered into an agreement with an individual to act as Chairman of the Board (the “Chairman”). The agreement, which can be cancelled by either party with twenty days notice, requires compensation of $8,000 per month, commencing on February 1, 2007, and provides an equity signing bonus. For the six month period ended June 30, 2007, the Chairman received $40,000 in compensation. The Company granted the Chairman of the Board 10% ownership interest or shares of common stock upon the closing of the agreement. Management estimated this value to be $9,600, which was charged to operations. These shares can be reaquired in the event the Chairman causes the termination of his employment on or prior to June 30, 2008, or if he is terminated for cause.

Effective January 31, 2006, the Company employed its President and CEO through January 30, 2009, at a salary of not less that $175,000 per year. The agreement automatically renews annually unless either party provides ninety days notice to terminate. The President received compensation for the three month period ended June 30, 2007 and 2006, amounted to $77,832 and $58,975, respectively. The President received compensation for the six month period ended June 30, 2007 and 2006, amounted to $112,415 and $88,544.

Consultants

In 2006, the Company entered into agreements with certain consultants wherein the consultants agreed to defer collection for certain charges until the earlier of a) receipt of debt or equity funding in excess of prescribed thresholds, b) revenue in excess of prescribed amounts or c) January 2008. Since the Company is attempting to raise debt and equity funding in the near term; the deferred charges have been classified as a current liability included in accounts payable and accrued expenses. The deferred charges amounted to approximately $80,000 at June 30, 2007. Subsequent to June 30, 2007, the Company paid the consultants approximately $45,000.

The Company has an agreement with an advertising consultant for a minimum charge of $2,500 per month. The agreement expired in January 2007. At June 30, 2007, $15,000 remains outstanding and is included in accounts payable and accrued expenses.

Effective July 1, 2007, the Company entered into a consultant agreement with a director of the Company for a fee of $5,000 per month.

Content Partners

The Company has entered into agreements with various content providers (generally web sites), wherein the Company will pay said content providers a certain percent of each transaction where a Trustcash card or account is utilized. The percentage is negotiated with each content provider and can range from one to three years at varying percentage rates.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY OUVO, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) JUNE 30, 2007 ______________________________________________________________________________________

Litigation

In July 2006, the Company entered into a settlement agreement with a former legal counsel. Under such agreement, the Company was required to pay $50,000 upon settlement and the remaining $50,000 is payable in twenty-four monthly installments of $2,227, including interest of 6.5% per year, and is included in accounts payable and accrued expenses. Should the Company default on such monthly payments, the Company would be responsible to pay the full contested amount of approximately $161,000, plus accrued interest, less any settlement payments made. Interest expense charged in for the six month period ended June 30, 2007 and 2006, amounted to $1,138 and $0, respectively.

In September 2006, a plaintiff instituted an action against the Company alleging breach of contract and fraud and seeking an unspecified amount of compensatory and punitive damages for the alleged failure to pay plaintiffs sales commissions from the sale of certain accounts. In June 2007, the plaintiffs and the Company negotiated a settlement and mutual release with nothing due to plaintiff.

In October 2006, action was brought against the Company seeking monies arising from the Companies alleged failure to pay for services rendered relating to public relations and marketing under a service agreement between the parties. The action is in its preliminary stages and discovery has yet been commenced. Management denies the substance of the allegations and, in its opinion, such outcome of the action will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9.	Supplemental Disclosures with Respect to Cash Flows

2007	2006

Cash paid during the period for interest	$ 110,383	$277

Please see Note 5 for non-cash equity transactions.

10.	Subsequent Events

On August 17, 2007 further to a disagreement on the terms contemplated in the issuance of the warrants, Brennecke Partners LLC consented to and the company agreed to cancel the warrants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

This Management's Discussion and Analysis of our financial condition and results of operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2007. Our fiscal year end is December 31

General

The Company was incorporated in the State of Delaware on November 16, 2000, for the purpose of developing a web-based reservation system. Efforts to implement our business plan were hampered by insufficient working capital which caused us to abandon software development. On June 25, 2004, the Company entered into an agreement with Gateway Entertainment Group, Inc., to develop a gaming lifestyle media business offering gambling, entertainment, news and information. Despite early efforts we decided to discontinue gaming operations in early 2005. On August 10, 2006, the Company entered into an agreement with Madman Mining Co. Ltd. and Lloyd C. Brewer, pursuant to which we agreed to purchase a mineral exploration claim in south-central British Columbia, Canada. Exploration of the property was unsuccessful and our plan to continue exploration efforts was abandoned. On June 22, 2007 the claim was transferred to Madman for the settlement of $3,810 of debt related to work completed during Phase 1A of our exploration program.

Trustcash, LLC

On January 24, 2007, the Company entered into a letter agreement with Trustcash, LLC (“Trustcash”) to loan Trustcash $100,000 in anticipation of acquiring Trustcash through a wholly-owned subsidiary in exchange for 990,080 shares of our common stock. The loan was evidenced by a promissory note secured by the terms of a general security agreement and bore 10% interest due on the later date of April 30, 2007 or within 10 days of the acquisition of Trustcash. On March 12, 2007, we agreed to loan Trustcash an additional $75,000 on the same terms and conditions. The $175,000 was eliminated as an intercompany transaction as of the closing.

On June 30, 2007 the Company entered into and closed a Purchase Agreement, among AP Systems, Inc., a newly formed wholly owned subsidiary of the Company, Trustcash, LLC, a Delaware limited liability company, and the owners of Trustcash, LLC (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired all of the issued and outstanding membership interests of Trustcash, LLC from the 13 owners of Trustcash, LLC, all of whom were at arm's length to the Company prior to closing of the Purchase Agreement in exchange for 49,631,448 shares of its common stock. The Company also paid to LTGTTC, LLC, one of the former Trustcash owners, as partial consideration for its membership interest and to satisfy a Trustcash, LLC Secured Promissory Note in the principal amount of $96,155 due February 15, 2007 that was in default, the sum of $200,000 in cash and a new Secured Promissory Note in the principal amount of $700,000 that bears 5% interest due on June 30, 2009. The new Note is secured by a first priority security interest in all the assets of Company and all its subsidiaries owned as of the closing date of the Purchase Agreement or thereafter acquired and is guaranteed by Trustcash, LLC. Such Note is payable in full at maturity, subject to mandatory prepayments of 25% of all financing realized by Company from the future issuance of new debt or equity securities.

The Purchase Agreement required the satisfaction of a number of conditions including:

•	the Company having completed a private placement of 500,000 shares of common stock raising an aggregate of $500,000;
•

the Company having issued to Brennecke Partners LLC, as a finders fee incurred on behalf of the Trustcash LLC members, warrants (“Brennecke Warrant”) entitling the holder to purchase 6,000,000 shares of Company’s common stock at a price of $.0833 per share until June 30, 2008;

•

the Company having entered into a Registration Rights Agreement providing for it to register under the Securities Act of 1933, as amended (the “Securities Act”), the 500,000 shares of common stock it sold in its private placement and the 6,000,000 shares of common stock underlying the Brennecke Warrant, which has not yet vested;

•

the Company having entered into a Piggyback Registration Rights Agreement with certain former owners of Trustcash, LLC regarding the 9,305,897 shares of common stock issued to them pursuant to the Purchase Agreement;

•	the appointment of Gregory Moss as president, chief executive officer, and as a director of the Company; and
•	the appointment of Dennis Shafer as chairman of the board of directors of the Company.

Current Business of Company

The Company offers its “Trustcash™” alternative payment system that enables consumers to make purchases on the Internet privately and securely without using a credit card or writing a check. The Trustcash™ alternative payment system provides a virtual or physical “Trustcash™” brand of payment or stored value card, the equivalent to a gift card, which is sold in denominations from $10 to $200 either online (at its website at www.TrustCash.com), through any of over 500 websites, or at selected retail locations in the United States. Purchasers of the “Trustcash™” payment card can use the unique card number to purchase goods and services online without disclosing their identity or personal financial information.

The Trustcash business began in 2003 upon the formation of Hooksafe, LLC, a Delaware limited liability company. It began developing a technology platform focused on selling stored value cards for use on the Internet. In 2004 and 2005, it established a distribution system for its cards primarily through a limited number of retail outlets, and began initiating activities to contract websites for the use of its cards. In 2006, it changed its name to “Trustcash LLC”, and it began to integrate its technology with several websites, primarily in the adult entertainment industries. It also upgraded its technology platform to allow the purchase of “virtual” cards through either its own website, or through any of the websites of its content providers. Although Trustcash secured multi-year contracts with nearly 50 web content providers by the end of 2006, it has completed integration of only a few sites to date, and its business revenues were nominal through 2006. Trustcash utilized initial capital of approximately $1.3 million to develop its technology and recruit initial web and retail partners, and is now seeking additional sources of investment capital to generate growth through marketing, technology, and business development initiatives.

Industry Overview. Payment processing service providers offer high-volume electronic transaction payment processing and support services directly to merchants and their customers and others. Generally, the payment processing market continues to transition from traditional financial institution providers to independent entities that provide specific solutions to their customers. Merchants are seeking more efficient distribution channels, as well as increased technological capabilities required for the rapid and efficient creation, processing, handling, storage, and retrieval of information and the Company believes it can provide such products and services.

Online alternative payment systems like the “Trustcash™” payment option are driven by three primary market forces: (1) Internet security and privacy concerns; (2) the growth of stored value cards as a new financial alternative; and (3) general growth of Internet commerce. Consequently, they have largely replaced paper-based payment instruments and related devices. Other online alternative payment options include site-specific prepaid value cards, services tied directly to the “card” holder’s checking account (e.g. eWallet), hybrid stored value/prepaid phone cards, and online merchant transaction processing services.

Security and Privacy. According to the February 8, 2007 "Security and ID Theft — US" report from Mintel International Group Ltd, most US consumers still think the Internet is a dangerous place to shop. Mintel's survey of consumers across the country found that 68% of them were either "very concerned" or "somewhat concerned" that their credit or debit card information would be stolen if they shopped online. More than 13% of Internet users report that they or a member of their family has been the victim of identity theft. Over half of those consumers who do not shop online refrain from doing so because of concerns over identity theft. Fully 80% of consumers report that secure and convenient payment options are more important to them than price in making on online purchase decision. As a consequence of these concerns, 53% of surveyed consumers have stopped providing personal information over the Internet. Over 50% of surveyed consumers have either curtailed their online purchases or stopped buying products and services online entirely. According to the "8th Annual Online Fraud Report," released by CyberSource, losses from online fraud in the US and Canada in 2006 totaled $3 billion, a 7% increase over 2005.

Growth of Stored Value Cards. Concurrently, gift or stored value cards are one of the most dynamic and fastest growing products in the financial industry. More than 2000 programs are available, and more than 20 million users are expected to double to 49 million users by 2008, creating over $72 billion in transactions. Experts put this industry in the introductory or early growth stage of the life cycle, suggesting that there is substantial growth potential. Additional driving forces include a growing market of the unbanked or unbankable – those individuals who either cannot or do not want to obtain a credit card or bank account. Early adopters of the Internet cash card concept have been concentrated in the dating and adult entertainment industries where many Internet innovations have been initiated. These industries are estimated to represent over $5 billion in annual revenue. In addition, 70 million different individuals per week view at least one adult website on a global basis; the number of paying subscribers is on the order of several million in the United States, and may be as high as 10 million. This industry provides significant potential visibility for the Trustcash™ payment option, providing brand awareness for future diversification into mainstream Internet retailing. The Company also has an initial program established with a traditional retailer whose goods are available through EBay and plans to extend this relationship into additional mainstream Internet retailer partnerships, supporting a much broader consumer market

Internet Commerce. Internet retail growth continues to surge. US retail e-commerce sales (excluding travel) for the fourth quarter of 2006 were the highest they have been in four years, according to the US Census Bureau. The Q4 2006 e-commerce estimate increased 25.0% from a year earlier while total retail sales increased 4.0% in the same period. E-commerce sales in Q4 2006 accounted for 3.3% of total sales. Total e-commerce sales for 2006 were estimated at $108.7 billion, an increase of 23.5% from 2005.

Each of the methods by which consumers can pay for goods and services (e.g. cash, debit cards, stored value cards, prepaid cards, Automated Clearing House (ACH) payments, checks, and wire transfers) serves multiple constituencies and represents a different value to a merchant. Examples of the electronic payment methods now available to consumers include:

• Prepaid cards and accounts, which a customer funds and then uses to pay for goods and services in much the same manner as a debit card. The volume of transactions made using such cards is expected to surpass $100 billion annually by 2007 according to a report published by the Tower Group in January 2006.

• ACH, which provides inter-bank clearing of electronic payments for ACH participating depository financial institutions. According to NACHA-The Electronic Payments Association, 14 billion ACH transactions were completed in 2005, representing an increase of 16.2% over 2004. The dollar value of those transactions was approximately $3.2 trillion.

• Stored value cash cards and accounts, which can be used to provide branded, highly personalized or anonymous retail and e-tail marketing programs. Stored-value cash cards and accounts are funded by the consumer and may be reloaded with additional funds multiple times. Stored-value cash cards are now being used instead of paper gift certificates at an increasing rate.

• Payroll cards, which are increasingly being used by employers to pay their employees. Value is electronically “loaded” by the employer onto the employee’s card and the card can then be used by the employee to purchase goods and services, typically through existing debit card networks.

• Online transactions in which the purchaser’s identity is protected.

There are also untapped markets that provide opportunities for the introduction of new payment technologies. Large numbers of merchants are seeking access to the growing number of persons who are “un-banked” (that is, without banking relationships), including undocumented immigrants and individuals without access to bank accounts. These consumers currently have limited access to credit cards or payment methods other than cash. Vendors of goods and services marketed to these demographics are actively seeking suppliers of cashless payment mechanisms for distribution to and use by those markets. Products such as the “Trustcash™” stored value cards are ideally suited to those markets.

Today, the networks for processing electronic payments are disparate. Each type of payment has different processing requirements. However, the increasing size of the electronic payments market is creating a growing demand for integrated processing solutions. In addition to being able to process a variety of payment types, a successful integrated processing network must be secure, quick and capable of providing vendors with business-enhancing information, such as information useful in loyalty and incentive programs. The Company’s plan is to provide integrated solutions that will meet all these needs, and it currently satisfies some of them.

Our Product. When consumers purchase a “Trustcash™” card, they receive a unique 12 digit anonymous access code and can use it as a payment option (just like a credit card) with any participating content provider website. The only payment information provided to the website content provider is the unique card access code, which lasts only for the life of the card value. Purchases are deducted from the remaining card balance, which can be used for as long as card value remains. The Company reimburses the website provider for each “Trustcash™” purchase made, less a processing fee equal to a percentage of the transaction value. As a result of the anonymity “Trustcash™” offers, to date it has been accepted for payment primarily by Internet content providers whose websites sell dating services or adult entertainment. (One dating service, and one adult, website accounted for approximately 27% and 11%, respectively, of 2006 revenues. See the Trustcash, LLC 2006 and 2005 audited Financial Statements set forth in Item 9.01 in this Form 8-K.) Some of the Company’s participating websites have an integrated “Trustcash™” payment option, but only 1% of visitors to participating websites are selecting “Trustcash™” as a payment option; accordingly, the Company intends to test different presentation methods on these websites to try to increase usage. The Company also has an initial program established with a traditional retailer whose goods are available through eBay and plans to extend this relationship into additional mainstream Internet retailer partnerships, supporting a much broader consumer market.

Our Business. The Company, through its Trustcash, LLC subsidiary, provides to its customers the “Trustcash™” payment card, which is sold in denominations ranging from $10 to $200 either online, through any of over 500 websites, or at over 60,000 retail locations in the United States via MoneyGram. Purchasers of the “Trustcash™” payment card can use the unique card number to purchase goods and services online without disclosing their identity or personal financial information. Some of the Company’s participating websites have an integrated “Trustcash™” payment option, but only 1% of visitors to participating websites are selecting “Trustcash™” as a payment option; accordingly, the Company intends to test different presentation methods on these websites to try to increase usage. The Company also has an initial program established with a traditional retailer whose goods are available through eBay and plans to extend this relationship into additional mainstream Internet retailer partnerships, supporting a much broader consumer market.

The Company considers research and development an important factor in its future growth and development. Given the fact that the Company’s business is necessarily dependent on and sensitive to new developments in technology, the Company will continue to invest in the development of its technology platform to keep pace with the technological growth and development of the industry.

The Company has generated insignificant revenues and substantial losses to date and may not generate substantial revenues or achieve profitability in the near term, if at all.

Our Technology. The Company’s technology infrastructure uses a custom-built proprietary payment transaction component that leverages Marketing Science Corp.’s patented TrustCodes™ platform. TrustCodes™ are secure alphanumeric codes that are guaranteed to be universally unique for the life of the code. These encrypted TrustCodes™ are generated by TrustCode’s™ bank-grade standard infrastructure and are instantly validated via the platform. Company is the exclusive licensee of the TrustCodes™ platform for anonymous payments in its target markets.

The Company’s technology infrastructure employs leading open source technologies, the latest security protocols, and agile development processes. This safe and encrypted infrastructure is based on clustered MySQL and Apache servers. The application is written using the Ruby on Rails web application development framework. The Company employs government-grade security measures and defensive coding techniques to protect against hackers using denial of service, script injection, and other attack repellant techniques.

The Company has also integrated its technology into the two leading affiliate program software platforms: NATS and MPA3. The integration offers the Company direct access to the thousands of sites that use these platforms and allows the TrustCash™ system to seamlessly work with these affiliate programs.

Proprietary Rights. The Company has filed a domestic trademark application for the Trustcash™ name and logo. The Company also has a U.S. patent pending for its proprietary technology (U.S. Patent Application 60/796,780 filed April 25, 2006). The Company currently relies on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect its technology and other proprietary information. The Company intends to continue to rely on such patent, trademark, service mark, copyright and trade secret laws, as applicable, and on restrictions on disclosure and transfer of title and other methods to protect its interests.

Research and Development. Over the past two years, Company has not invested in research and development of its current operation. However, with its acquisition of Trustcash, LLC, the Company now considers research and development an important factor in its future growth and development. Given the fact that the Company’s new business is necessarily dependent on and sensitive to new developments in technology, the Company will invest in the further development of its technology platform to keep pace with the technological growth and development of the industry.

Our Primary Markets. The primary markets for the Trustcash™ alternative payment system are online service providers and retailers, such as online adult content providers, online dating services, and online retailers, where smaller anonymous transactions are desired, or where the customer wishes to keep personal information private. At present, online adult content providers and online dating services have provided significant potential visibility for the Trustcash™ payment option, providing brand awareness for future diversification into mainstream Internet retailing. The Company also has an initial program established with a traditional retailer whose goods are available through eBay and plans to extend this relationship into additional mainstream Internet retailer partnerships, supporting a much broader consumer market.

Distribution. The Company distributes its cards via both a physical channel and an online channel. Physical distribution is accomplished by (i) sale of hard cards, (ii) point of sale activation (POSA) at US retailers, and (iii) electronic personal identification transactions (ePIN) at retailers where receipts are printed with TrustCodes™. Currently, there are 60,000 US retailers that offer the Trustcash™ card payment option via MoneyGram. Company’s online distribution channel has both a direct-to-consumer component through Company’s own website, and an electronic retailer (“e-tailer”) component where consumers can purchase Company’s product through the websites of the online merchants with whom the consumer intends to transact. The Company continues to work to sign up additional e-tailers that intend to offer the TrustCash™ payment option on their websites.

Marketing. The Company markets its Trustcash™ payment option at the point of sale by requiring merchants (both online and physical) to display its payment badge logo at various locations on the merchants’ websites. This allows the Company to take advantage of the advertising done by the merchants to attract customers to their own websites. A typical mid-sized merchant advertising Company’s product receives as many as 30,000 visitors per day, each of which is exposed to Company’s payment badge logo. To date, the Company has marketed its product by participating in direct business-to-business marketing to content providers, industry trade shows and panels, point of purchase marketing at merchants, and by advertising in industry trade publications. Additionally, Company has advertised in mainstream media outlets such as blogs, e-magazines, and print publications. Company plans to concentrate its marketing efforts on search engine marketing, industry-oriented public relations and activities such as co-marketing with retail partners, and by increasing general consumer awareness of availability of an alternative payment option.

Seasonality of Sales. Given the nature of Company’s present market focus, management does not anticipate seasonal fluctuations in the present level of transaction volumes and account sign-ups. However, as Company’s market begins to include more “traditional” retailers, any increase in Company’s sales volume due to such a development may be subject to seasonal fluctuations that are typical of “traditional” retail markets.

Competition. The markets for financial products and services including stored value cards and related services are intensely competitive. The anonymous payment processing segment of the industry in which the Company operates is relatively new and has few competitors today. Company believes its competitive advantages over its existing and potential competitors are (i) the security and privacy of a fixed value, non-reloadable Trustcash™ card, (ii) the simplicity and easy integration of the technology platform, (iii) the established relationships and multi-year contracts with web content providers, and (iv) the breadth of the Trustcash™ card distribution system. Existing competitors include PureVanilla Exchange, Inc., a public company, and Netcash, LLC. However, since barriers to entry are few, it is expected that numerous other competitors will arise as the market grows.

Additionally, many established companies have the ability to compete directly with Company. Such potential competitors include:

•	Paypal;
•	EBay Payments, a/k/a Billpoint, a subsidiary of eBay, Inc.;
•	Yahoo! PayDirect offered by Yahoo!;
•	C2it, offered by Citigroup;
•	CheckFree email payment services, offered through the U.S. Postal Service;
•	MoneyZap and BidPay, offered by Western Union;
•	Credit card merchant processors such as First Data, Concord EFS, Paymentech, VeriSign, and Authorize.net.

These potential competitors of Company may have longer operating histories than the Company, significantly greater financial, technical, marketing, customer service, and other resources, greater name recognition, and/or a larger, more well-established base of customers. They may respond to new or changing technologies and changes in customer requirements more quickly and effectively. They may devote greater resources to research and development, promotion, and sales, and they may be able to offer lower prices for competitive products. These potential competitors may offer services for free to gain market share, and the Company may be required to lower its prices in order to remain competitive. Potential competing services related to established banks and financial institutions may offer greater liquidity, and may attract greater customer confidence and loyalty. If these potential competitors acquire a significant share of Company’s target markets, Company may not have the resources to compete effectively, and its business may be adversely affected.

Government Regulations.

Various aspects of the Company’s business or planned businesses are subject to U.S. federal, state and local regulation. The Company’s failure to comply with applicable regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines. Certain of the Company’s services or planned services also are subject, indirectly through our relationship with a payment processing provider, to rules promulgated by various payment networks such as Visa and MasterCard and others may become subject to such rules in the future, as more fully described below.

Regulation of Internet Transactions. Because the Company is engaged in financial transactions involving the transfer of money, including transfers over the Internet, new laws and regulations that will affect us may be adopted. Such laws and regulations may cover issues such as: user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services that could be applicable to our business. In addition, the growth of the Internet and electronic commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on the Company’s business. Congress is considering laws regarding Internet taxation. In addition, various states are considering legislation directed to electronic commerce which if enacted could affect the Company’s business. The applicability of many of these laws to our business is uncertain and could expose us to substantial liability. Any new legislation or regulation, or the application of existing laws and regulations to our business, could materially and adversely affect the Company. If the Company was alleged to violate federal, state or foreign, civil or criminal law, even if it could successfully defend such claims, the Company could be materially and adversely affected.

Money Transmitter Regulation. The laws of a number of states require that persons engaged in the business of transmitting money register or become licensed. The Company is not currently engaged in such business in any jurisdiction that requires licensure, and therefore, it has not filed any registration or licensing applications. However, the future growth of the Company’s business may cause the Company to become subject to such licensure requirements. The Company intends to apply for and to become licensed as is necessary to comply with the laws and regulations of the states in which it does business. The Company is not aware of any factors relating to its business, its officers and directors or its principal shareholders that would prevent it from becoming so licensed where necessary. The Company does not expect any licensing requirements to have any material effect on its business or operations.

Regulation of Inactivity Fees. One of the possible components of the Company’s revenue is the possibility of charging a fee to consumers if a TrustCash™ card or account is inactive for more than 90 days. Some states have enacted, or are considering enacting, laws that will preclude Company from charging, collecting or retaining such fees. Company is not currently charging an inactivity fee, but if it were to do so in the future it may become subject to regulation in states that have such laws or regulations, and there could be an adverse material effect on its income.

Patriot Act Requirements. The Patriot Act was enacted into law in 2001. Among other things, the Patriot Act requires certain persons (including businesses which are involved in cash transactions involving more than $10,000) to file suspicious activity reports, to take certain special measures and satisfy certain due diligence requirements to combat foreign money laundering. The Patriot Act also establishes minimum new customer identification standards and recordkeeping requirements and contains certain recommended methods for verification of the identity of foreign customers. Certain information is required to be shared with law enforcement agencies. Covered businesses are required to have certain training programs and internal policies, procedures and controls in place. It is possible that certain of Company’s activities will require compliance with the Patriot Act, and it intends to so comply.

Privacy and Information Security Regulations. Company provides services that may be subject to various state and Federal privacy laws and regulations. Relevant Federal privacy laws include the Gramm-Leach-Bliley Act, which applies directly to a broad range of financial institutions and indirectly to companies that provide services to financial institutions. Federal privacy laws restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as, in certain circumstances, obligations to provide notification to affected individuals, state officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information.

Money Laundering Regulations. As a money services provider, Company is subject to state and federal laws designed to prevent the transmission of the proceeds of criminal activities or funds intended for use in a criminal transaction. Company is also subject to regulations of the U.S. Treasury Department Financial Crimes Enforcement Network (“FinCEN”), requiring reporting and recordkeeping of various transactions. FinCEN regulations require money services providers such as Company to register with the Treasury Department, to report suspicious transactions, and to obtain and keep detailed records of senders and recipients in certain circumstances. Company believes it has taken the appropriate action, and that it has the appropriate processes in place, to comply with these regulations.

Regulation of Environmental Matters. Based on our current operations, environmental protection requirements do not have a significant financial and operational effect on the capital expenditures, earnings and competitive position of our company in the current financial year and are not expected to have a significant effect in the reasonably foreseeable future.

Discussion and Analysis

The Company’s business strategy is to increase cash flow from operations to generate net income to reduce payables and expand operations. We intend to test different presentation methods on a variety of websites to try to increase usage of our Trustcash™ alternative payment system. The Company has also initiated a program with an established traditional retailer Mind Body Source Inc. whose goods are available through eBay and we plan to extend this relationship into additional mainstream Internet retailer partnerships, to support a much broader consumer market.

The Company considers research and development an important factor in its future growth and development. Given the fact that the Company’s business is necessarily dependent on and sensitive to new developments in technology, the Company will continue to invest in the development of its technology platform to keep pace with the technological growth and development of the industry.

The Company has generated insignificant revenues and substantial losses to date and may not generate substantial revenues or achieve profitability in the near term, if at all.

Our financial condition and results of operations depends primarily upon usage of our Trustcash™ alternative payment system which market is subject to intense competition which can result in transaction rate pressure that would affect our available cash flow. Our future success will depend on our ability to increase the usage of our Trustcash™ alternative payment system while keeping pace with competitive transaction rates and technological advances. Should we be unable to increase usage of Trustcash™ and remain competitive in our transaction rate pricing we can expect a reduction in revenue which may in turn affect the viability of our operations.

Results of Operations

During the period from January 1, 2007 through June 30, 2007, the Company was involved in the evaluation of the results of Phase 1A of the exploration program on the St. John Mineral Claim, identifying alternative business opportunities, negotiations with the members of Trustcash,LLC, completing a private placement, and entering into loan agreements with Trustcash, LLC. On June 30, 2007, the Company, through a wholly-owned subsidiary, acquired Trustcash, LLC pursuant to the terms of the Purchase Agreement. The Company has changed its business to the business of Trustcash, LLC, and has ceased to be an exploration stage company.

The Company expects that over the next twelve months it will continue to expand its Trustcash™ alternative payment system business by striving to increase usage of this facility by expanding access through a wide variety of Internet website and forming new relationships with traditional retailers.

Quarters Ended June 30, 2007 and 2006

Revenue

Net revenues for the three months ended June 30, 2007 was $19,543 as compared to revenue of $7,784 for the three month period ended June 30, 2006, an increase of 151%. Net revenues for the six months ended June 30, 2007 increased to $59,394 from $11,114 for the six month period ended June 30, 2006, an increase of 434%. The increase in revenues over the six month periods can be primarily attributed to an increase in the usage of our Trustcash™ alternative payment system over the comparative six month periods. We expect revenue to continue to increase as our Trustcash™ facility expands to additional Internet websites.

Gross Profit

Gross profit for the three months ended June 30, 2007 was $8,060 as compared to gross profit of $3,043 for the three month period ended June 30, 2006, an increase of 165%. Gross profit for the six months ended June 30, 2007 was $27,174 as compared to a gross loss of $39,496 for the six month period ended June 30, 2006. The transition to a gross profit from a gross loss over the comparative six month period can be attributed to the increase in revenue in the current period in addition to the re-branding and redirection of the Trustcash from physical cards to on-line sales. We expect our gross profit to continue to increase in future periods.

Expenses

Expenses for the three months ended June 30, 2007 were $316,190 as compared to expenses of $383,464 for the three month period ended June 30, 2006, a decrease of 18%. Expenses for the six months ended June 30, 2007 were $433,285 as compared to expenses of $687,816 for the six month period ended June 30, 2006 a decrease of 37%. The decrease in expenses over the comparative six month periods can be attributed to decreases in selling, general and administrative expenses and development costs in the current period. However, expenses may rise in future periods as we intend to devote additional resources to expand marketing of our Trustcash™ facility and to research and development over the next twelve months.

Depreciation and amortization expense for the three months ended June 30, 2007 and June 30, 2006 were $4,048 and $3,159 respectively. Depreciation and amortization expense for the six months ended June 30, 2007 and June 30, 2006 were $7,740 and $4,224 respectively. Depreciation and amortization expenses are expected to continue to increase as we acquire additional assets.

Net Losses

Net losses for the three months ended June 30, 2007 were $370,122 as compared to net losses of $380,421 for the three month period ended June 30, 2006, a decrease of 3%. Net losses for the six months ended June 30, 2007 were $471,982 as compared to net losses of $727,589 for the six month period ended June 30, 2006, a decrease of 35%. Net decrease in net losses over the comparative six month periods can be attributed to increases in revenue and decreases in selling, general and administrative and development costs. Net losses are expected to continue to decrease as revenue increases and expenses remain relatively constant.

Capital Expenditures

The Company expended $8,310 in computer equipment and software during the six month period ended June 30, 2007.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that we will utilize the net operating losses carried forward to future years.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases by improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used by operating activities was $528,957 for the six months ended June 30, 2007 as compared to cash flows used by operating activities of $692,675 for the six months ended June 30, 2006. The decrease in cash flows used by operating activities in the six months ended June 30, 2007, is due primarily to the decrease in net losses over the comparative six month period. Anticipated increases in revenues are expected to decrease losses in future periods and reduce cash flow used in operating activities.

Cash flows used in investing activities for the six months ended June 30, 2007 were $3,618 as compared to cash flow used in investing activities of $14,091 for the six months ended June 30, 2006. Cash flow used in investing activities in the six months ended June 30, 2007 was spent on the acquisition of computer equipment and computer software. We expect that cash flows used in investing activities will increase in future periods as our business expands.

Cash flows provided by financing activities were $664,203 for the six months ended June 30, 2007 as compared to cash flow provided by financing activities of $893,665 for the six months ended June 30, 2006. Cash flows provided by financing activities in the six months ended June 30, 2007 consisted of proceeds from the issuance of common shares and proceeds from notes payable. We expect to continue to seek cash flow from financing activities until such time as our revenues exceed our expenses.

The Company had a working capital deficit of $69,563 and an accumulated deficit of $2,024,033 as of June 30, 2007. Historically, the Company has funded its cash needs from inception through operations, increases in payables, shareholder loans, the sale of common stock or other equity instruments, and a series of debt transactions. However, we have no current commitments or arrangements with respect to, or immediate sources of funding and can provide no assurance that the Company will be able to obtain additional financing to continue operations. If the Company is unable to increase its cash flows from operating activities or obtain additional financing, it may be required to delay payment of accounts payable or accrued expenses, which actions could negatively impact our ability to expand our business model and have a material adverse affect on our operations.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2006, included our Form 8-K/A filed on July 17, 2007 the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles which we utilized conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Discussion and Analysis”, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

-	our anticipated financial performance;
-	the sufficiency of existing capital resources;
-	our ability to fund cash requirements for future operations;
-	uncertainties related to the growth of our business and use of services;
-	our ability to maintain an adequate customer base to realize sufficient revenue for operations; and
-	general economic conditions.

The Company wishes to caution readers that its operating results are subject to various risks and uncertainties that could cause its actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. The Company also wishes to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect its beliefs and expectations only as of the date of this report. The Company assumes no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in its beliefs or expectations, other that is required by law.

Risk Factors

Since our future operating results are highly uncertain you should carefully consider the risks described below, in addition to the other information contained in this current report. If any of these risks actually impact Trustcash, our business, financial condition or results of operations could be seriously harmed and you could lose all or part of any investment in our business.

Business Risks

Development Stage Entity Risks

The Company may be considered to be in its development stage. Since inception, the Company has generated minimal revenues, no operating income and has incurred significant losses, principally from selling, general and administrative expenses. During the six month period ending June 30 2007 it had accumulated losses of $2,024,353.

Inability to Meet Cash Flow Requirements Causes an Immediate Need for Substantial Additional Capital.

The Company’s operations to date have been financed through debt and the sale of equity. The Company has a “burn rate” of approximately $40,000 per month, and although it had $143,379 cash on hand as of June 30, 2007, it does not have adequate cash flow from operations or financing activities to meet its needs. If unanticipated expenses, problems, or unforeseen business difficulties arise, the Company will not be able to continue to operate within its budget, and additional funds would be necessary to sustain operations. Additional funding likely would result in the dilution of current shareholder interests, which may be detrimental to the business, image or reputation of the Company. The Company may not be able to obtain additional funds on acceptable terms, or at all. The Company does not currently have any established third-party bank credit arrangements. If the Company is unable to obtain additional funds when needed, it could be required to curtail all of its operations restructure or file for bankruptcy.

Dependence on Third Parties and Acceptance and Viability of the TrustCash™ Product

The Company is dependent upon entering into agreements with Internet content providers, or websites and traditional or Internet money services providers, the success of such third party providers in attracting customers who seek anonymity in their purchase of the products or services offered thereby. Although the Company’s providers principally offer dating services and adult entertainment, whose customers would be expected to seek anonymity in their patronage of such websites, the Company has been unable to generate meaningful revenues, and it is possible that the Trustcash™ product offered by the Company is not commercially accepted nor economically viable.

Ability to Keep Up with Technological Change

The Company maintains a website which requires substantial development and maintenance efforts and entails significant technical and business risks. To remain competitive, it must continue to enhance and improve the responsiveness, functionality and features of its website, as well as its presentation and placement on the websites of participating web content providers. The Internet and the e-commerce industry are characterized by rapid technological change, the emergence of new industry standards and practices and changes in customer requirements and preferences. Therefore, the Company may be required to license emerging technologies or develop new technology that addresses the needs of current and prospective customers and web content providers, and adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner. The ability to remain technologically competitive will require substantial expenditures and lead time, and the Company’s failure to do so may harm its business and results of operations.

Potential Liability for Online Content

The Company may face potential liability for claims based on the nature and content of the websites, which principally provide adult entertainment and dating services, which accept TrustCash™ as a form of payment. The Company’s general liability insurance may not cover any such liability or the cost of defending any such claims. Therefore, any such claims or imposition of liability could have a material adverse effect on the Company's reputation and its business, financial condition and results of operations. There can be no assurance that contractual provisions attempting to limit the Company's liability in such areas would be successful or enforceable, or that other parties would accept such contractual provisions as part of the Company's agreements, any of which could have a material adverse effect on the its business, results of operations and financial condition.

Capacity Constraints and Vulnerability to System Disruptions

The satisfactory performance, reliability and availability of the Company's website and its network infrastructure are critical to establishing and maintaining relationships with the Company's participating web content providers and their consumers. System interruptions that result in the unavailability of the Company's website or slower response times for such providers or consumers could reduce the attractiveness of the Company's service to both consumers and web content providers. Additionally, any substantial increase in traffic on the Company's or such providers’ websites could require the Company to expand and/or adapt its network infrastructure. The Company's inability to add additional software and hardware to accommodate increased traffic on its or such providers’ websites may cause unanticipated system disruptions and result in slower response times. There can be no assurance that the Company will be able to expand its network infrastructure on a timely basis to meet any increased demand. Any increase in system interruptions or slower response times resulting from the foregoing factors could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's operations are vulnerable to interruption by fire, power loss, telecommunications failure and other events beyond the Company's control. In addition, because the Company uses an offsite host server that is run by a third party vendor, the Company and the web content providers accepting TrustCash™ as a form of payment could incur additional delays in the event there is a failure of the third party host server compared to the failure of an onsite server. Any such losses or damages to the Company's website and network infrastructure could have a material adverse effect on its business, financial condition and results of operations.

Susceptibility to Security Risks

Programmers or "hackers" may attempt to penetrate the Company's network security. If successful, such actions could have a material adverse effect on the Company's business, financial condition and results of operations. A party who is able to penetrate the Company's network security could misappropriate proprietary information or cause interruptions in the Company's website. The Company might be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions. Security breaches or the inadvertent transmission of computer viruses could expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that contractual provisions attempting to limit the Company's liability in such areas would be successful or enforceable, or that other parties would accept such contractual provisions as part of the Company's agreements, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

Susceptibility to Risks Associated with Domain Names

The Company currently holds the web domain name, “TrustCash.com.” The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that the Company will be able to acquire or maintain relevant domain names in all countries in which it conducts or wishes to conduct business. In addition, although the Company has filed a trademark application for “TrustCash”, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of its proprietary rights. Any such inability could have a material adverse effect on the Company's business, financial condition, and results of operations.

Dependence Upon Gregory Moss

The success of the Company's business is dependent upon the active participation of Gregory Moss, the co-founder of Company’s Trustcash, LLC subsidiary and Company’s President and Chief Executive Officer. Trustcash, LLC has an employment agreement with Mr. Moss expiring January 30, 2009, and it maintains $1,000,000 of “key man” insurance on Mr. Moss. Nonetheless, in the event the Company should lose the services of Mr. Moss for any reason whatsoever, the Company's business would suffer materially. There can be no assurance that the Company would be able to employ qualified person(s) on acceptable terms to replace him. The Company's success also will depend in large part upon its ability to attract and retain qualified marketing and sales personnel, and there can be no assurance that the Company will be successful in hiring or retaining such personnel. The Company's inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition or results of operations.

Risks of Rapid Growth

The Company's strategy contemplates significant growth in its business, which would place demands on its management and limited resources. To manage any such growth, the Company would be required to attract and train additional qualified personnel, and it may be required to expand its facilities. If the Company is unable to effectively manage growth, the Company's business, operating results and financial condition could be adversely affected.

The Presence of Established Potential Competitors in the Market

The anonymous payment processing segment of the industry in which the Company operates is relatively new and has few competitors today, including PureVanilla Exchange, Inc., a public company, and Netcash, LLC, but, since barriers to entry are few, it is expected that numerous other competitors will arise as the market grows. Additionally, many established companies have the ability to compete directly with the Company (e.g. PayPal; eBay Payments, a/k/a Billpoint, a subsidiary of eBay, Inc.). These potential competitors of the Company may have longer operating histories than the Company, significantly greater financial, technical, marketing, customer service, and other resources, greater name recognition, and/or a larger, more well-established base of customers. They may respond to new or changing technologies and changes in customer requirements more quickly and effectively. They may devote greater resources to research and development, promotion, and sales, and they may be able to offer lower prices for competitive products. They may offer services for free to gain market share, and the Company may be required to lower its prices in order to remain competitive. Potential competing services related to established banks and financial institutions may offer greater liquidity, and may attract greater customer confidence and loyalty. If these potential competitors acquire a significant share of the Company’s target markets, the Company may not have the resources to compete effectively, and its business may be adversely affected.

Dependence on Intellectual Property Rights

The Company’s success depends, in large part, on its ability to protect its current and future brands and products and to defend its intellectual property rights. The Company cannot be sure that trademarks will be issued with respect to any future trademark applications or that its competitors will not challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by the Company. Some of the Company’s competitors, many of whom are more established and have greater financial and personnel resources than the Company, may be able to replicate the Company’s processes, brands, flavors, or unique market segment products in a manner that could circumvent protective safeguards. The Company can offer no absolute assurance that its proprietary business information will remain confidential.

Government Regulations

There have been increased governmental efforts to prevent money laundering and terrorist financing, as well as public attention to concerns about consumer privacy and data protection. These two policy goals -- the prevention of money laundering and terrorist financing and the protection of consumer privacy -- may conflict, and the law in these areas is not consistent or settled. The legal, political and business environments in this area are rapidly evolving, and subsequent legislation, regulation, litigation, court rulings or other events could expose the Company to liability and damage to reputation. The Company also is subject to the laws and regulations described in the subsection titled “Governmental Regulations” above, which may be directly applicable to Company’s operations. Although there currently are laws and regulations directly applicable to the Internet and commercial online services, it is possible that a number of new laws and regulations may be adopted covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any such new laws or regulations may decrease the growth of the Internet or commercial online service providers whose customers seek the security and anonymity that are provided by the Company’s TrustCash™ payment service. This could, in turn, decrease the demand for the Company’s services and increase the cost of doing business. Moreover, the applicability to the Internet and commercial online service providers of existing laws in various jurisdictions governing issues such as adult entertainment, dating services, sales and other taxes and personal privacy is uncertain. Any such new legislation or regulations, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company’s business, or the application of existing laws and regulations to the Internet and commercial online services could have a material adverse effect on the Company’s business, financial condition and results of operations.

Other Risk Factors

Concentration of Ownership

The directors and executive officers of the Company beneficially own approximately 31% of its common stock. Accordingly, these persons, as a group, will be able to exert significant influence over the direction of company affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of its stock to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to other stockholders in general, these persons may have interests different than the disinterested stockholders.

Potential Shareholder Dilution – Preferred Stock

The Company has approximately 270,000,000 shares of common stock unissued and not reserved for specific issuances. Under many circumstances, all of such shares could be issued without any action or approval by the Company's shareholders. The Company also is authorized to issue 50,000,000 shares of "blank check" Preferred Stock with such designations, rights of conversion into common stock and other rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Company's Board of Directors, without stockholder approval, may issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. Any issuance of such common or preferred stock would substantially dilute the percentage ownership of the Company held by purchasers of the offered securities and could adversely affect prevailing market prices, if any. The preferred stock thus could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Potential for a Negative Market Reaction to Stock Sales Made Pursuant to Registration Rights Agreements and Rule 144

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices, if any, for such common stock. In addition, any such sale or perception could make it more difficult for the Company to sell equity, or equity related, securities in the future at a time and price that it deems appropriate. Sales of the Company’s common stock not registered under the Securities Act typically are effected under Rule 144. Under Rule 144, sales of common stock by a shareholder during any three-month period generally cannot exceed an amount equal to 1% of the number of shares of common stock outstanding, although more shares could be sold if such stock has a higher average weekly trading volume. As of June 30, 2007, there are 77,549,138 shares of common stock of the Company issued and outstanding. Approximately 50,000,000 shares of “restricted” common stock will be salable under Rule 144 commencing 12 months after the closing of the Purchase Agreement, e.g., on July 1, 2008. The Company entered into a Registration Rights Agreement pursuant to which the Company has agreed to file a registration statement under the Securities Act registering the 500,000 shares of common stock the Company sold in its private placement made in connection with the Purchase Agreement and the 6,000,000 shares issuable upon the exercise of the Brennecke Warrant, which have not yet vested. Upon the effectiveness of such registration statement, those shares of common stock would be immediately eligible for resale in the public market without restriction (assuming the exercise of such Warrant). The Company also would include in any such registration statement the 9,305,897 shares of common stock issued to certain former owners of Trustcash, LLC pursuant to the Piggyback Registration Rights Agreement. There likely would be a negative effect from future sales of such registered shares of the Company’s common stock, or the availability of such shares for future sale, on the market price, if any, of such common stock and on the Company's ability to raise capital through an offering of its equity securities.

No Anticipated Dividends

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock. The unlikelihood of cash dividends may have a negative effect on future sales of the Company’s common stock, on the market price, if any, of such common stock, and on the Company's ability to raise capital through an offering of its equity securities.

High-Risk Penny Stock

Since the Company’s common stock is a “penny stock”, as defined in Rule 3a51-1 under the Exchange Act, it will be more difficult for investors to liquidate their investment. Until such time, if ever, as the trading price of the common stock rises above $5.00 per share, trading in the Company’s common stock is subject to the penny stock rules of the Exchange Act specified in Rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could limit the Company’s ability to raise additional capital in the future.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations; the Company experienced a deficiency of cash from operations and lacks sufficient liquidity to continue its operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as going concern. As of June 30, 2007, the Company has accumulated deficit of approximately $2,024,000 and a working capital deficit of approximately $70,000. If the Company is unable to obtain financing on reasonable terms, the Company will be forced to restructure, file for bankruptcy or cease operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations. Management’s plans to achieve profitability include entering into arrangements with more significant content partners which management has determined will assist in attracting new customers, and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, and debt financing. However, there are no assurances that the Company will be successful in this endeavor.

ITEM 3.	CONTROLS AND PROCEDURES

Our president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b) Changes in internal controls over financial reporting.

During the quarter ended June 30, 2007 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than as set forth in this section: (i) the Company knows of no material, active, or pending legal proceedings against us; (ii) the Company is not involved as a plaintiff in any material proceeding or pending litigation; (there are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

Nunley/Rosselli Action

In September 2006, Charles Nunley and Steve Rosselli (the “Plaintiffs”) instituted an action in the California Superior Court, Los Angeles County, against Trustcash, LLC., Gregory Moss and others (the “Defendants) alleging breach of contract and fraud, among other things, and seeking an accounting and an unspecified amount of compensatory and punitive damages resulting from Defendants’ alleged failure to pay to plaintiffs sales commissions from the sale of Trustcash LLC.’s prepaid cards to certain accounts in California and Michigan. In June 2007 the plaintiffs and the defendants negotiated a Settlement and Mutual Release Agreement with nothing due to the plaintiff.

The Geek Factory, Inc. Action

On October 30, 2006 The Geek Factory, Inc. sued Gregory Moss and TrustCash, LLC. in the Civil Court of the City, County of New York entitled The Geek Factory, Inc. v. Gregory Moss, Hooksafe, LLC, a/ka Hooksafe, Inc., a/k/a PPPCard, Index No. 64773/2006 (the “Action”). An answer to the complaint with counterclaims was filed on January 10, 2007. Plaintiff filed an answer to the counterclaims on January 25, 2007. The Action seeks $25,000 as well as Plaintiff’s legal fees and expenses purportedly arising from Trustcash, LLC.’s alleged failure to pay for services rendered relating to public relations and marketing under a service agreement between the parties for $12,000. Causes of action asserted include: breach of contract, quantum meruit, unjust enrichment, promissory estoppel, account stated and tortuous breach of implied covenant of good faith and fair dealing. The Action is in its preliminary stages, discovery has not yet been commenced.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On May 1, 2007, the Company issued 727,644 shares of common stock valued at $0.50 per share to Ludwig Holdings Limited for debt settlement of $363,822 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On May 1, 2007, the Company issued 116,560 shares of common stock valued at $0.50 per share to Tyee Capital Consultants Inc. for debt settlement of $58,280 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree, an officer and director of the Company, who was issued the stock for debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On May 1, 2007, the Company issued 45,026 shares of common stock valued at $0.50 per share to Vince Carnovale for debt settlement of $22,513 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On May 16, 2007, the Company completed a 3 for 1 forward split of its issued and outstanding shares of capital.

On June 30, 2007, the Company issued 500,000 shares of common stock to Ludwig Holdings Limited for cash at $1.00 per share, pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On June 30, 2007 pursuant to the terms of the Purchase Agreement with the members of Trustcash, LLC., the Company issued to the 13 former owners of Trustcash, LLC an aggregate of 49,631,448 shares of its common stock pursuant to the exemptions from registration provided by Regulation D and Section 4(2) of the Securities Act of 1993, as amended, as follows:

NAME	NUMBER OF SHARES	EXEMPTION
Gregory Moss	15,587,745	Section 4(2)/Regulation D
RHK, LLC	5,195,915	Section 4(2)/Regulation D
Kadoka-Flandreau, LLC	2,357,646	Section 4(2)/Regulation D
Michael Charles Perer	363,714	Section 4(2)/Regulation D
Howard C. Foster	2,273,213	Section 4(2)/Regulation D
Patrick Leung	2,922,702	Section 4(2)/Regulation D
LTGTTC, LLC	3,869,702	Section 4(2)/Regulation D
Richard Squires	1,861,179	Section 4(2)/Regulation D
Deegan Holdings LLC	930,590	Section 4(2)/Regulation D
Denham Group	930,590	Section 4(2)/Regulation D
Gjon Grishaj	930,590	Section 4(2)/Regulation D
Cashtrust, LLC	3,722,359	Section 4(2)/Regulation D
Peninsula Overview Partners, LLC	930,590	Section 4(2)/Regulation D
Dennis Shafer	7,754,914	Section 4(2)/Regulation D

The Company complied with Section 4(2) based on the following factors: (1) the issuances were isolated private transactions that did not involve a public offering; (2) there were a limited number of offerees who were issued stock in exchange for their ownership interest in Trustcash, LLC.; (3) the offerees each stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

The Corporation complied with the requirements of Rule 506 of Regulation D by notification of the financing with the Commission on Form D, by notification to each respective state commission that required notification in which offers were made, and by offering the shares without any general solicitation or advertising to fewer than thirty-five "non-accredited investors” since the majority of the offerees were accredited investors, as defined under Rule 501 of Regulation D.

On June 30, 2007 the Company issued the Brennecke Warrant to Brennecke Partners LLC as a finders fee on behalf of the former owners of Trustcash LLC, entitling the holder to purchase 6,000,000 shares of our common stock at a price of $.0833 on or before June 30, 2008 pursuant to the exemptions from registration provided by Regulation D and Section 4(2) of the Securities Act of 1993, as amended. As of June 30, 2007, Brennecke Partners did not exercise these warrants and the warrants were not vested.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued warrants to purchase common stock in exchange for services rendered as a finder of Trustcash, LLC.; (3) the offeree stated an intention not to resell the stock on exercise; (4) there were no subsequent or contemporaneous public offerings of the warrants to purchase stock; (5) the warrants was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the warrants took place directly between the offeree and the Company.

The Corporation complied with the requirements of Rule 506 of Regulation D by notification of the warrants with the Commission on Form D, by notification to each respective state commission that required notification in which offers were made, and by offering the warrants without any general solicitation or advertising to fewer than thirty-five "non-accredited investors” since the sole offeree was an accredited investor, as defined under Rule 501 of Regulation D.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders holding a majority of the Company represented in person or by proxy at a special meeting of the Company held on the 15th of May, 2007 at 2:00 P.M. approved the following corporate actions:

1.	a three for one (3:1) forward split of the issued and outstanding shares of common stock;
2.	an amendment of the Articles of Incorporation to change our name from "Ouvo, Inc." to "Trustcash Holdings, Inc." or other name designated by the board of directors in their sole discretion;
3.	an amendment of the Articles of Incorporation to amend our authorized share capital to:

i.          350,000,000 shares of common stock with a par value of $0.001 per share; and

ii.	50,000,000 shares of preferred stock with a par value of $0.001 per share.
4.

an amendment of the Articles of Incorporation to expressly opt-out of, and elect not to be governed by the "Business Combinations with Interested Stockholders" provisions contained in Section 203 of the Delaware General Corporation Law, as permitted under Section 203(b);

5.	adoption of new bylaws.

The board of directors considered changing our name to "Alternative Payment Systems, Inc." instead of "Trustcash Holdings, Inc." Ultimately, it was decided that Trustcash Holdings, Inc. was the name adopted and as a result of the initial name change consideration we ended up filing two Certificates of Amendment with the Secretary of State of Delaware. The name change to Trustcash Holdings, Inc. became effective June 6, 2007. The changes to the our share capitalization, forward stock split and the opting out of subsection 203(b) of the Delaware General Corporation Law became effective June 11, 2007.

The Company adopted new bylaws effective June 6, 2006.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 42 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of August, 2007.

Trustcash Holdings, Inc.

/s/ Greg Moss

By: Greg Moss

Chief Executive Officer, Chief Financial Officer

INDEX TO EXHIBITS
Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated October 31,2000. (Incorporated by reference from Form SB2 filed with the Commission on August 24, 2001.)

3(i)(b)	*	Amended Articles of Incorporation dated July 26, 2004. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)

3(i)(c)	*	Amended Articles of Incorporation dated April 12, 2005. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)

3(i)(d)	*	Amended Articles of Incorporation May 30, 2007 (incorporated by reference from Form 8-K filed with the Commission on June 12, 2007)

3(i)(e)	*	Amended Articles of Incorporation dated June 6, 2007 (incorporated by reference from Form 8-K filed with the Commission on June 12, 2007)

3(ii)	*	Bylaws (incorporated by reference from Form 8-K filed with the Commission on June 12, 2007)

10(i)	*	Separation Agreement dated March 7, 2005 between the Company and Stephen Lasser. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)

10(ii)	*

Share Cancellation and Business Transfer Agreement dated March 7, 2005 between the Company and Lawrence Smith. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)

10(iii)	*	Loan Agreement dated June 19, 2005 between the Company and Ludwig Holdings Inc. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)

10(iv)	*	Employment Agreement dated February 1, 2006 between Kent Carasquero and the Company (Incorporated by reference from the Form 10-KSB filed with the Commission on August 26, 2006.)

10(v)	*	Loan Agreement dated July 12, 2006 between the Company and Vince Carnovale. (Incorporated by reference from the Form 8-K filed with the Commission on November 2, 2006.)

10(vi)	*	Loan Agreement dated July 27, 2006 between Trustcash and Ludwig Holdings Inc. (Incorporated by reference from the Form 8-K filed with the Commission on November 2, 2006.)

10(vii)	*	Property Purchase Agreement dated August 10, 2006, between the Company and Madman Mining Co. Ltd. (Incorporated by reference from Form 10-QSB filed with the Commission on October 10, 2006.)

10(viii)	*	Debt Settlement Agreement dated September 19, 2006 between the Company and Kent Carasquero. (Incorporated by reference from the Form 8-K filed with the Commission on November 2, 2006.)

10(ix)	*	Debt Settlement Agreement dated May 1, 2007 between the Company and Ludwig Holdings Limited. (Incorporated by reference from the Form 10-QSB filed with the Commission on May 15, 2007.)

10(x)	*	Debt Settlement Agreement dated May 1, 2007 between the Company and Tyee Capital Consultants Inc. (Incorporated by reference from the Form 10-QSB filed with the Commission on May 15, 2007.)

10(xi)	*	Debt Settlement Agreement dated May 1, 2007 between the Company and Vince Carnovale. (Incorporated by reference from the Form 10-QSB filed with the Commission on May 15, 2007.)

10(xii)	*	Purchase Agreement with the members of Trustcash, LLC dated June 30, 2007 Stock (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)

10(xiii)	*	Ludwig Holdings Subscription Agreement for Common Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)

10(xiv)	*	Brennecke Partners LLC Warrant Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)

10(xv)	*	Registration Rights Agreement Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)

10(xvi)	*	Piggyback Registration Rights Agreement Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)

10(xvii)	*	Employment Agreement with Gregory Moss Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)

10(xviii)	*	Consulting Agreement with Venture Resource Group, LLC Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)

10(xiv)	*	$700,000 Promissory Note to LTGTTC, LLC Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)

10(xx)	*	Security Agreement with LTGTTC, LLC Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)

10(xxi)	*	Guaranty Agreement with LTGTTC, LLC Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)

14	*	Code of Ethics. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)

31	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.