Form 10QSB
period 2007-09-30
Trustcash Holdings, Inc.
filed 2007-11-14
CIK 1157688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

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

Yes      ☐          No      ☑

The number of issued and outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 13, 2007 was 77,699,138.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “our,” “we,” and “us” refer to Trustcash Holdings. Inc., (formerly “Ouvo, Inc.) a Delaware corporation and our subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in the Form 10-QSB reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES (FORMERLY OUVO, INC.) CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Assets

Current assets
Cash	$74,376
Accounts receivable, net of allowance for doubtful accounts of $4,869	2,490
Prepaid expenses	6,000
Total current assets	82,866

Computer equipment, net of accumulated depreciation of $2,424	6,851

Other assets
Computer software, net of accumulated amortization of $33,018	42,877
Security deposits	3,000
Total other assets	45,877

$135,594

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$224,756
Stockholder loan payable	250,000
Deferred revenue	13,720
Total current liabilities	488,476

Note payable	700,000

Stockholders’ deficit
Common stock, 350,000,000 shares authorized, $.001 par value,
77,549,138 shares issued and outstanding	77,549
Additional paid-in capital	1,234,033
Accumulated deficit	(2,364,464)
(1,052,882)

$135,594

The accompanying notes are an integral part of these condensed financial statements.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES (FORMERLY OUVO, INC.) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Revenues
Gross revenue	$ 84,344	$ 21,865	$ 20,119	$ 10,425
Processing and credit card fees	(7,097)	(980)	(2,266)	(654)
Net revenues	77,247	20,885	17,853	9,771

Cost of revenues
Commissions and content partner fees	44,650	7,198	12,430	3,935
Card manufacturing costs	-	47,347	-	-
Total cost of revenues	44,650	54,545	12,430	3,935

Gross profit (loss)	32,597	(33,660)	5,423	5,836

Operating expenses
Selling, general and administrative	702,558	850,572	298,529	252,599
Development costs	52,921	94,277	19,405	8,658
Depreciation and amortization expense	11,803	7,383	4,063	3,159
Total operating expenses	767,282	952,232	321,997	264,416

Loss from operations	(734,685)	(985,892)	(316,574)	(258,580)

Other income (expense)
Interest expense	(122,153)	(277)	(11,770)	-
Gain on forgiveness of debts	44,512	-	-	-
Other income	235	-	235	-
Total other expense, net	(77,406)	(277)	(11,535)	-

Net loss	$ (812,091)	$ (986,169)	$ (328,109)	$ (258,580)

Basic and diluted loss per common share	$ (0.02	$ (0.03)	$ (0.00)	$ (0.01)

Weighted average number of common shares	51,781,117	33,091,652	77,549,138	36,562,430

The accompanying notes are an integral part of these condensed financial statements.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES (FORMERLY OUVO, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities
Net loss	$ (812,091)	$ (986,169)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	11,803	7,383
Allowance for doubtful accounts	3,039	1,014
Gain on forgiveness of debts	44,512	-
Stock issued for services	9,600	-
Changes in certain assets and liabilities
Accounts receivable	644	(8,995)
Prepaid expenses	(6,000)	(11,420)
Due from member	-	3,000
Security deposits	-	(3,000)
Accounts payable and accrued expenses	(123,392)	122,255
Deferred revenue	7,271	-
Net cash used by operating activities	(864,614)	(875,932)

Cash flows from investing activities
Acquisition of computer equipment	(1,059)	(8,216)
Acquisition of computer software	(7,250)	(8,920)
Agreement assets and liabilities, cash acquired net	4,692	-
Net cash used by investing activities	(3,617)	(17,136)

Cash flows from financing activities
Proceeds from notes payable	270,000	-
Payments for notes payable	(96,155)	(68,000)
Proceeds from issuance of stock and recapitalization, net of costs	757,011	969,164
Net cash provided by financing activities	930,856	901,164

Net increase in cash	62,625	8,096

Cash
Beginning of period	11,751	-
End of period	$ 74,376	$ 8,096

The accompanying notes are an integral part of these condensed financial statements.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2007

1.	Nature of Business and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the Commission) and include the results of Trustcash Holdings, Inc. (“Trustcash Holdings”), formerly known as Ouvo Inc., and AP Systems, Inc. (“AP Systems”) and Trustcash, LLC (“Trustcash”), its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as (“the Company”). Accordingly, certain information and footnote disclosures required in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2007 and the results of its operations and cash flows for the nine and three month periods ended September 30, 2007 and 2006. Results for the nine and three months ended September 30, 2007 are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2006 as included in the Company’s Form 8-K/A-1 filed with the Commission on July 7, 2007.

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

Pursuant to the Agreement, AP Systems, Inc. became the sole stockholder of Trustcash, and as partial consideration for the membership interest, Trustcash Holdings issued to the former members of Trustcash 49,631,448 shares of common stock. The Company also paid to one of the former Trustcash owners, as partial consideration for its membership interests and in cancellation of its Trustcash secured promissory note, the sum of $200,000, in cash, including interest and issued its 5% note in the principal amount of $700,000 (See Note 5).

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

No goodwill or additional intangible assets were recognized on completion of the transaction. The capital structure, including the number and type of shares issued, appearing in the consolidated balance sheet reflects that of the legal parent, Trustcash Holdings, including the stock issued to affect the reverse acquisition for the period after the consummation of the Agreement.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2007

1.	Nature of Business and Basis of Presentation – continued

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

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations; the Company experienced a deficiency of cash from operations and lacks sufficient liquidity to continue its operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as going concern. As of September 30, 2007, the Company has accumulated deficit of $2,364,464. When its operations require additional financing, if the Company is unable to obtain it on reasonable terms, the Company will be forced to restructure, file for bankruptcy or cease operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations. Management’s plans to achieve profitability include entering into arrangements with more significant content partners which management has determined will assist in attracting new customers, and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, debt financing and acquisitions. However, there are no assurances that sufficient capital will be raised.

3.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the operations of Trustcash Holdings, Inc. (Parent) and its wholly owned subsidiary, AP Systems, Inc. (Sub) and Trustcash, LLC (LLC) a subsidiary of AP Systems, Inc. All significant accounts and transactions have been eliminated in consolidation.

Accounts Receivable

Accounts receivables are uncollateralized customer obligations arisen from a distributor. The Company carries its accounts receivable at cost billed to the customer less an allowance for doubtful accounts. Interest is not billed or accrued.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2007

3. Significant Accounting Policies – continued

Accounts Receivable – continued

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

Deferred Revenue and Revenue Recognition

The Company takes receipt of funds upon prepayment for card or activation of an on-line account. Such funds are classified as deferred revenue until the holder utilizes any portion of the balance. Upon such utilization, the Company will recognize revenue for that amount and a corresponding charge for the amount owed to the “content partners”

Advertising

Advertising costs are expensed as incurred and amounted to approximately $100,469 and $34,064, for the three month period ended September 30, 2007 and 2006, respectively. Advertising expense for the nine month period ended September 30, 2007 and 2006 amounted to $110,587 and $128,266, respectively.

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

SEPTEMBER 30, 2007

3.	Significant Accounting Policies – continued

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

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

SEPTEMBER 30, 2007

25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.

3.	Significant Accounting Policies – continued

Stock-Based Compensation – continued

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

SEPTEMBER 30, 2007

is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The Company is currently reviewing the impact of this statement.

3.	Significant Accounting Policies – continued

Recent accounting Pronouncements – continued

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

4.	Stockholder Loan Payable

During August 2007, the Company entered into a loan agreement with one of the Company’s stockholders for $250,000. The loan payable bears interest at the rate of 10% per annum and shall become due and payable on August 31, 2008. The loan is collateralized by all the assets of the Company. Upon default of the loan, the loan shall automatically convert to equity in the authorized capital stock of the Company by the allotment and issuance of Preferred Series A Convertible shares.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2007

As of September 30, 2007, the balance of the note payable is $250,000. Accrued interest amounted to $2,547 at September 30, 2007.

5.	Note Payable

In connection with the Agreement (Note 1), the Company paid one of the former members of Trustcash as partial consideration for its membership interests and in cancellation of its defaulted Trustcash secured promissory note in the principal amount of $96,155 due February 15, 2007, the sum of $200,000 in cash and issued a 5% promissory note in the principal amount of $700,000 due June 30, 2009. The note is secured by a priority security interest in all the assets of the Company and all its subsidiaries. The note is payable in full at maturity, subject to mandatory prepayments of 25% of all monies raised by the Company from future issuance of new debt or equity securities.

As of September 30, 2007, the balance of the note payable is $700,000. Accrued interest amounted to $8,804 at September 30, 2007.

6.	Stockholders’ Equity (Deficit)

The authorized capital stock of the Company as of September 30, 2007 consists of 400,000,000 shares of authorized capital stock, which have been divided into 50,000,000 shares of Preferred Stock, par value $.001 per share, of which no shares of Preferred Stock are issued and outstanding, and 350,000,000 shares of Common Stock, par value $.001 per share, of which 77,549,138 shares are issued and outstanding.

On May 1, 2007, the Company agreed to issue 727,644 shares valued at $0.50 a share for debt settlement of $363,822 to Ludwig Holdings Limited.

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

7.	Leases

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2007

The Company leases its office facilities under the terms of an operating lease that expired in February 2007 and continues month to month which can be terminated by either party with notice as prescribed in the agreement. The agreement requires minimum rent of $3,475 per month and additional charges for administrative costs.

Rent expense for the three month periods ended September 30, 2007 and 2006, amounted to $10,425 and $9,400, respectively. Rent expense for the nine month periods ended September 30, 2007 and 2006, amounted to $34,450 and $23,082, respectively.

8.	Commitments

Employment

Effective January 2007, the Company entered into an agreement with an individual to act as Chairman of the Board Company (the “Chairman”). The agreement, which can be cancelled by either party with twenty days notice, requires compensation of $8,000 per month, commencing on February 1, 2007, and provides an equity signing bonus. For the three month period ended September 30, 2007, the Chairman received $24,000 in compensation. For the nine month period ended September 30, 2007, the Chairman received $72,000 in compensation. The Company granted the Chairman of the Board 10% ownership interest or shares of common stock upon the closing of the Agreement. Management estimated this value to be $9,600, which was charged to operations. These shares can be reacquired in the event the Chairman causes the termination of his employment on or prior to June 30, 2008, or if he is terminated for cause.

Effective January 31, 2006, the Company employed its President and CEO through January 30, 2009, at a salary of not less than $175,000 per year. The agreement automatically renews annually unless either party provides ninety days notice to terminate. The President received compensation for the three month period ended September 30, 2007 and 2006, amounted to $31,482 and $6,652. The President received compensation for the nine month period ended September 30, 2007 and 2006, amounted to $143,897 and $119,067.

Consultants

In 2006, the Company entered into agreements with certain consultants wherein the consultants agreed to defer collection for certain charges until the earlier of a) receipt of debt or equity funding in excess of prescribed thresholds, b) revenue in excess of prescribed amounts or c) January 2008. Since the Company is attempting to raise debt and equity funding in the near term; the deferred charges have been classified as a current liability included in accounts payable and accrued expenses. The deferred charges amounted to approximately $45,000 at September 30, 2007.

The Company has an agreement with an advertising consultant for a minimum charge of $2,500 per month. The agreement expired in January 2007. At September 30, 2007, $15,000 remains outstanding and is included in accounts payable and accrued expenses.

Effective July 1, 2007, the Company entered into a consultant agreement with a director of the Company for a fee of $5,000 per month. This agreement has a term of twelve months and any termination given thereunder will be given in writing and will be delivered at least thirty days prior. For the three month period ended September 30, 2007, the director received $15,000 in consulting fees.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2007

The Company entered into an agreement for the retention of an investor communications consultant effective July 1, 2007 until December 31, 2007. The Company will pay $6,000 per month for six months at the beginning of each month and 25,000 shares of restricted stock per month paid quarterly. In addition, the Company will be responsible for all reasonable and necessary disbursements. For the three month period ended September 30, 2007, the Company paid the consultant $25,500, of which $6,000 is included in “prepaid expenses.” The Company accrued for the first 75,000 shares of stock for services paid quarterly as of September 30, 2007, in the amount of $75,000, which is included under the caption “accounts payable and accrued expenses”.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2007

8.    Commitments – continued

Content Partners

The Company has entered into agreements with various content providers (generally web sites), wherein the Company will pay said content providers a certain percent of each transaction where a Trustcash card or account is utilized. The percentage is negotiated with each content provider and can range from one to three years at varying percentage rates.

Litigation

In July 2006, the Company entered into a settlement agreement with a former legal counsel. Under such agreement, the Company was required to pay $50,000 upon settlement and the remaining $50,000 is payable in twenty-four monthly installments of $2,227, including interest of 6.5% per year, and is included in accounts payable and accrued expenses. Should the Company default on such monthly payments, the Company would be responsible to pay the full contested amount of approximately $161,000, plus accrued interest, less any settlement payments made. Interest expense charged in for the three month period ended September 30, 2007 and 2006, amounted to $420 and $0 respectively. Interest expense charged in for the nine month period ended September 30, 2007 and 2006, amounted to $1,558 and $0 respectively.

In September 2006, a plaintiff instituted an action against the Company alleging breach of contract and fraud and seeking an unspecified amount of compensatory and punitive damages for the alleged failure to pay plaintiffs sales commissions from the sale of certain accounts. In June 2007, the plaintiffs and the Company negotiated a settlement and mutual release to pay sales commissions on certain accounts.

In October 2006, action was brought against the Company and seeks monies arising from the Company’s alleged failure to pay for services rendered relating to public relations and marketing under a service agreement between the parties. The action is in its preliminary stages and discovery has yet been commenced, the Company denies the substance of the allegations and, in its opinion, such outcome of the action will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9.	Supplemental Disclosures with Respect to Cash Flows

Supplemental disclosure of cash flow information:

2007	2006

Cash paid during the period for interest	$ 110,383	$277

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2007

10.	Subsequent Events

On October 5, 2007, the Company executed a binding term sheet with Paivis Corp. (“Paivis”) that outlines the terms of certain definitive agreements whereby the Company intends to acquire all of the issued and outstanding common and preferred shares of Paivis on a share for share exchange basis that will value the Paivis common shares at $1.30 per share in shares of the Company’s preferred stock subject to an independent price evaluation of the value of Paivis’ common stock and exchange new classes of the Company’s preferred shares designated to mirror those rights and preferences proscribed for existing shares of Paivis’ designated classes of preferred shares. The transaction is intended to be a tax free reorganization and is subject to additional conditions precedent to closing. The rights and preferences of the Company’s preferred shares that are to be exchanged for Paivis’ common will be finally determined at closing but will include a mandatory annual dividend preference and registration rights, as the parties intend to seek quotation of these preferred shares

On November 6, 2007, the Company issued 150,000 shares of restricted stock for the services rendered by the investor communications consultant (Note 8). The number of shares represents 75,000 shares per quarter for the third and fourth quarter. The stock is valued at $25,000 per month, $75,000 per quarter and $150,000 per the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

This “Management’s Discussion and Analysis” of our financial condition and results of operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2007. Our fiscal year end is December 31

General

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

On June 30, 2007 the Company acquired Trustcash LLC., pursuant to the terms of a Purchase Agreement, between AP Systems, Inc. (a newly formed wholly owned subsidiary of the Company), Trustcash, LLC (“Trustcash”), and the owners of Trustcash. Trustcash offers the Trustcash™ alternative payment system that enables consumers to make purchases on the Internet privately and securely without using a credit card or writing a check. The Trustcash™ payment system provides a virtual or physical Trustcash™ brand of payment or stored value card, the equivalent to a gift card, which is sold in denominations from $10 to $200 either online at our own website, through any of over 500 websites, or at over 60,000 retail locations in the United States via MoneyGram. Purchasers of the Trustcash™ payment card can use the unique card number to purchase goods and services online without disclosing their identity or personal financial information.

Under the terms of the Purchase Agreement, the Company acquired all of the issued and outstanding membership interests of Trustcash, in exchange for 49,631,448 shares of its common stock and the satisfaction of certain financing commitments. The Company also paid to LTGTTC, LLC, one of the former owners of Trustcash, as partial consideration for its membership interest and to satisfy an outstanding secured promissory note in the principal amount of $96,155 that was in default, the sum of $200,000 in cash, and a Secured Promissory Note in the principal amount of $700,000 that bears 5% interest due on June 30, 2009. The Secured Promissory Note is secured by a first priority security interest over all the assets of Company payable in full at maturity subject to mandatory prepayments equivalent to 25% of any future Company financing.

Discussion and Analysis

The Company’s immediate business strategy is to increase cash flow from operations and acquisitions. We will focus on generating net income to reduce payables We aim to expand operations through the increased usage of our Trustcash™ alternative payment system. Our intention is to encourage increased usage by testing different presentation methods on the Internet in partnership with a variety of traditional retail websites. We will seek to identify and attract a broad consumer market to theTrustcash™ alternative payment system. Our ability to service a growing customer base will remain dependent on our dedication to research and development as the business is necessarily dependent on and sensitive to evolving technology. We are committed to investing in our own technology platform to remain in step with industry advances.

Ultimately, our future financial condition and results of operations will depend primarily on the usage of our Trustcash™ alternative payment system. The market segment that offers consumers a service that ensures internet security and privacy without using a credit card or writing a check is fiercely competitive. The pressure on transaction rates pressure brought on by vigorous competition can have an immediate effect on available cash flow and prospective profitability. Should we be unable to increase the usage of Trustcash™, or remain competitive in transaction rate pricing, we can expect our revenues to decline which may in turn affect the viability of our operations.

The Company’s business development strategy is prone to significant risks and uncertainties, some of which can have an immediate impact on our efforts to realize positive net cash flow and deter future prospects of revenue growth. Historically the Company has not been able to generate sufficient cash flow from operations to sustain operations and fund necessary research and development or marketing costs. Therefore, there can be no assurance that the Trustcash™ payment system will ever provide sufficient cash flows to sustain operations. Since the Company does not currently realize sufficient cash flow to sustain operations we will need to rely on debt or equity financing until such time as net profits are realized.

Results of Operations

During the period from January 1, 2007 through September 30, 2007, the Company realized an increase in revenue associated with the usage of the Trustcash™ payment system coupled with a decrease in operating expenses and net losses over the prior nine month period. Despite these operational gains the momentum has been insufficient to overcome a working capital deficit as of September 30, 2007. We expect to continue to sustain net losses over the next twelve months as the Company seeks to grow usage of the Trustcash™ payment system.

Quarters Ended September 30, 2007 and 2006

Net Revenue

Net revenue for the three months ended September 30, 2007 was $17,853 as compared to net revenue of $9,771 for the three month period ended September 30, 2006, an increase of 83%. Net revenue for the nine months ended September 30, 2007 increased to $77,247 from $20,885 for the nine month period ended September 30, 2006, an increase of 270%. The increase in revenues over the three and nine month periods can be primarily attributed to an increase in the usage of our Trustcash™ payment system over the comparative periods. We expect revenue to continue to increase as Trustcash™ expands to additional internet websites.

Gross Profit

Gross profit for the three months ended September 30, 2007 was $5,423 as compared to gross profit of $5,836 for the three month period ended September 30, 2006, a decrease of 7%. Gross profit for the nine months ended September 30, 2007 was $32,597 as compared to a gross loss of $33,660 for the nine month period ended September 30, 2006. The decrease in gross profit over the three month periods is due to an increase in sales commission and website fees. The transition to a gross profit from a gross loss over the comparative nine month period can be attributed to the increase in revenue in the current period in addition to the re-branding and redirection of Trustcash™ from physical cards to on-line sales. We expect our gross profit to increase in future periods.

Expenses

Operating expenses for the three months ended September 30, 2007 were $321,997 as compared to $264,416 for the three month period ended September 30, 2006. The increase was principally due to the investor communications which amounted to approximately $93,000 and was offset by reduction in other advertising expenses. Operating expenses for the nine months ended September 30, 2007 were $767,282 as compared to $952,232 for the nine month period ended September 30, 2006 a decrease of 19%. The decrease in operating expenses over the comparative nine month periods can be attributed to decreases in selling, general and administrative expenses and development costs in the current period. However, operating expenses may rise in future periods as we intend to devote additional resources to expand marketing of Trustcash™ and to research and development over the next twelve months.

Depreciation and amortization expenses for the three months ended September 30, 2007 and September 30, 2006 were $4,063 and $3,159 respectively. Depreciation and amortization expense for the nine months ended September 30, 2007 and September 30, 2006 were $11,803 and $7,383 respectively. Depreciation and amortization expenses are expected to continue to increase as we acquire additional assets and as existing assets age.

Other Income (Expense)

Other expense, net, for the three month period ended September 30, 2007 were $11,535 as compared to $0 for the nine month period ended September 30, 2006. Other expense, net, for the nine month period ended September 30, 2007 increased to $77,406 from $277 for the nine month period ended September 30, 2006. Other expense in the nine month period ended September 30, 2007 was almost entirely comprised of $122,153 in interest expenses on notes payable offset by a gain on forgiveness of debt of $44,512 as the result of debt settlement agreements with third party contractors. The Company expects that interest expenses will continue to increase until such time as financing is in place to retire existing debt obligations.

Net Losses

Net losses for the three months ended September 30, 2007 were $328,109 as compared to net losses of $258,580 for the three month period ended September 30, 2006, an increase of 27%. Net losses for the nine months ended September 30, 2007 were $812,091 as compared to net losses of $986,169 for the nine month period ended September 30, 2006, a decrease of 17.6%. The increase in net losses over the comparative three month periods can be attributed to an increase on sales commissions and on an interest expense. The decrease in net losses over the comparative nine month periods can be attributed primarily to decreases in selling, general and administrative costs. Net losses are expected to continue to decrease as revenue increases and expenses remain relatively constant.

Capital Expenditures

The Company expended $8,309 in computer equipment and software during the nine month period ended September 30, 2007.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because we cannot assure that we will utilize the net operating losses carried forward to future years.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases by improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used by operating activities was $864,614 for the nine months ended September 30, 2007 as compared to cash flows used by operating activities of $875,932 for the nine months ended September 30, 2006. The slight decrease in cash flows used by operating activities in the nine months ended September 30, 2007, is due primarily to the decrease in net losses over the comparative nine month periods Anticipated increases in revenues are expected to decrease losses in future periods and reduce cash flow used in operating activities.

Cash flows used in investing activities for the nine months ended September 30, 2007 were $3,617 as compared to cash flow used in investing activities of $17,136 for the nine months ended September 30, 2006. Cash flow used in investing activities in the nine months ended September 30, 2007 was spent on the acquisition of computer equipment and computer software. We expect that cash flows used in investing activities will increase in future periods as our business expands.

Cash flows provided by financing activities were $930,856 for the nine months ended September 30, 2007 as compared to cash flow provided by financing activities of $901,164 for the nine months ended September 30, 2006. Cash flows provided by financing activities in the nine months ended September 30, 2007 consisted of proceeds from the issuance of common shares and proceeds from notes payable. We expect to continue to seek cash flow from financing activities until such time as our revenues exceed our expenses.

The Company has suffered recurring losses from operations; the Company experienced a deficiency of cash from operations and lacks sufficient liquidity to continue its operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as going concern. As of September 30, 2007, the Company has accumulated deficit of $2,364,464. When its operations require additional financing, if the Company is unable to obtain it on reasonable terms, the Company will be forced to restructure, file for bankruptcy or cease operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations. Management’s plans to achieve profitability include entering into arrangements with more significant content partners which management has determined will assist in attracting new customers, and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, debt financing and acquisitions. However, there are no assurances that sufficient capital will be raised.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2007, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2006, included our Form 8-K/A filed on July 17, 2007 the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles which we utilized conform to accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by us in our fiscal year beginning on January 1, 2008. We are currently reviewing the impact of this statement.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the sections titled “Results of Operations” and “Management’s Discussion and Analysis,” with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;
•	the sufficiency of our existing capital resources;
•	our ability to fund cash requirements for future operations;
•	uncertainties related to the growth of our business and use of services;
•	our ability to maintain an adequate customer base to realize sufficient revenue for operations; and
•	general economic conditions.

The Company wishes to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” The Company also wishes to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Risk Factors

Since our future operating results are highly uncertain you should carefully consider the risks described below, in addition to the other information contained in this current report. If any of these risks actually impact us, then our business, financial condition, or results of operations could be seriously harmed and you could lose all or part of any investment in our business.

Risks to the Company’s Business

Development Stage Entity Risks

The Company may be considered to be in the development stage. Since inception, the Company has generated minimal revenues, no operating income, and has incurred significant losses, principally from selling, general, and administrative expenses. As at September 30, 2007 we had accumulated losses of $2,307,464.

Inability to Meet Cash Flow Requirements Causes an Immediate Need for Substantial Additional Capital

The Company’s operations to date have been financed through debt and the sale of equity. We have a “burn rate” of approximately $40,000 per month, and as we have only $74,376 in cash on hand as of September 30, 2007, we do not have adequate cash flow from operations or financing activities to meet our needs. Even if unanticipated expenses, problems, or unforeseen business difficulties do not arise, we may still not be able to continue to operate within our budget, and additional funds would be immediately necessary to sustain operations. Additional funding likely would result in the dilution of current shareholder interests, which may be detrimental to the business, image or reputation of the Company. We may not be able to obtain additional funds on acceptable terms, or at all. We do not currently have any established third-party bank credit arrangements. If the Company is unable to obtain additional funds when needed, we could be required to curtail all of our operations, restructure, or file for bankruptcy.

Dependence on Third Parties and Acceptance and Viability of the Trustcash™ Product

The Company is dependent upon entering into agreements with internet content providers or websites and traditional or internet money services providers. The success of such third party providers in attracting customers who seek anonymity in their purchase of the products or services offered thereby is paramount to our business. Although the Company’s providers principally offer dating services and adult entertainment, whose customers would be expected to seek anonymity in their patronage of such websites, we have been unable to generate meaningful revenues, and it is possible that the Trustcash™ product offered by us is not commercially accepted nor economically viable.

Ability to Keep Up with Technological Change

The Company maintains a website which requires substantial development and maintenance efforts and entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our website, as well as the presentation and placement on the websites of participating web content providers. The internet and the e-commerce industry are characterized by rapid technological change, the emergence of new industry standards and practices, and changes in customer requirements and preferences. Therefore, we may be required to license emerging technologies or develop new technology that addresses the needs of current and prospective customers and web content providers, and adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner. The ability to remain technologically competitive will require substantial expenditures and lead time, and our failure to do so may harm our business and results of operations.

Potential Liability for Online Content

The Company may face potential liability for claims based on the nature and content of the websites which accept Trustcash™ as a form of payment, which sites principally provide adult entertainment and dating services. Our general liability insurance may not cover any such liability or the cost of defending any such claims. There can be no assurance that contractual provisions attempting to limit our liability in such areas would be successful or enforceable, or that other parties would accept such contractual provisions as part of our agreements.

Capacity Constraints and Vulnerability to System Disruptions

The satisfactory performance, reliability and availability of the Company’s website and our network infrastructure are critical to establishing and maintaining relationships with our participating web content providers and their consumers. System interruptions that result in the unavailability of our website or slower response times for such providers or consumers could reduce the attractiveness of our service to both consumers and web content providers. Additionally, any substantial increase in traffic on the Company’s or such providers’ websites could require us to expand and/or adapt our network infrastructure. Our inability to add additional software and hardware to accommodate increased traffic on our or such providers’ websites may cause unanticipated system disruptions and result in slower response times. There can be no assurance that we will be able to expand our network infrastructure on a timely basis to meet any increased demand. Any increase in system interruptions or slower response times resulting from the foregoing factors could have a material adverse effect on our business, financial condition, and results of operations.

The Company’s operations are vulnerable to interruption by fire, power loss, telecommunications failure and other events beyond our control. In addition, because we use an offsite host server that is run by a third party vendor, we and the web content providers accepting Trustcash™ as a form of payment could incur additional delays in the event there is a failure of the third party host server compared to the failure of an onsite server.

Susceptibility to Security Risks

Programmers or “hackers” may attempt to penetrate the Company’s network security. A party who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our website. We might be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions. Security breaches or the inadvertent transmission of computer viruses could expose us to a risk of loss or litigation and possible liability. There can be no assurance that contractual provisions attempting to limit our liability in such areas would be successful or enforceable, or that other parties would accept such contractual provisions as part of our agreements, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Susceptibility to Risks Associated with Domain Names

The Company currently holds the web domain name “TrustCash.com.” The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names in all countries in which we conduct or wish to conduct business. In addition, although we have filed a trademark application for “Trustcash,” the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our proprietary rights.

Dependence upon Gregory Moss and Other Qualified Personnel

The success of the Company’s business is dependent upon the active participation of Gregory Moss, the co-founder of our Trustcash, LLC subsidiary and our chief executive officer. Trustcash, LLC has an employment agreement with Mr. Moss expiring January 30, 2009, and it maintains $1,000,000 of “key man” insurance on Mr. Moss. Nonetheless, in the event the Company should lose the services of Mr. Moss for any reason whatsoever, our business would suffer materially. There can be no assurance that we would be able to employ qualified person(s) on acceptable terms to replace him.

Risks of Rapid Growth

The Company’s success depends in large part upon our ability to attract and retain qualified marketing and sales personnel. Our strategy contemplates significant growth in our business, which would place demands on our management and limited resources. To manage any such growth, we would be required to attract and train additional qualified personnel, and we may be required to expand our facilities. If we are unable to effectively manage growth, our business, operating results, and financial condition could be adversely affected.

The Presence of Established Potential Competitors in the Market

The anonymous payment processing segment of the industry in which the Company operates is relatively new and has few competitors today, including PureVanilla Exchange, Inc., a public company, and

Netcash, LLC. However, since barriers to entry are few, we expected that numerous other competitors will arise as the market grows. Additionally, many established companies have the ability to compete with us directly (e.g. PayPal and Billpoint, subsidiaries of eBay, Inc.). These potential competitors may have longer operating histories than we have, significantly greater financial, technical, marketing, customer service, and other resources, greater name recognition, and/or a larger, more well-established base of customers. They may respond to new or changing technologies and changes in customer requirements more quickly and effectively. They may devote greater resources to research and development, promotion, and sales, and they may be able to offer lower prices for competitive products. They may offer services for free to gain market share, and we may be required to lower our prices in order to remain competitive. Potential competing services related to established banks and financial institutions may offer greater liquidity, and may attract greater customer confidence and loyalty. If these potential competitors acquire a significant share of our target markets, we may not have the resources to compete effectively.

Dependence on Intellectual Property Rights

The Company’s success depends, in large part, on our ability to protect our current and future brands and products and to defend our intellectual property rights. We cannot be sure that trademarks will be issued with respect to any future trademark applications or that our competitors will not challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by us. Some of our competitors, many of whom are more established and have greater financial and personnel resources than we have, may be able to replicate our processes, brands, flavors, or unique market segment products in a manner that could circumvent protective safeguards. We can offer no absolute assurance that our proprietary business information will remain confidential.

Government Regulations

There have been increased governmental efforts to prevent money laundering and terrorist financing, as well as public attention to concerns about consumer privacy and data protection. These governmental and public goals may conflict, and the law in these areas is not consistent or settled. The legal, political and business environments in this area are rapidly evolving, and subsequent legislation, regulation, litigation, court rulings or other events could expose the Company to liability and damage to reputation. Although there currently are laws and regulations directly applicable to the internet and commercial online services, it is possible that a number of new laws and regulations may be adopted covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any such new laws or regulations may decrease the growth of the internet or commercial online service providers whose customers seek the security and anonymity that are provided by our Trustcash™ payment service. This could, in turn, decrease the demand for our services and increase the cost of doing business. Moreover, the applicability to the internet and commercial online service providers of existing laws in various jurisdictions governing issues such as adult entertainment, dating services, sales and other taxes and personal privacy is uncertain. Any such new legislation or regulations, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could have a material adverse effect on our business.

Risks to the Company’s Stock

Concentration of Ownership

The directors and executive officers of the Company beneficially own approximately 31% of our common stock. Accordingly, these persons, as a group, will be able to exert significant influence over the direction of company affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to other stockholders in general, these persons may have interests different than disinterested stockholders.

Potential Shareholder Dilution – Preferred Stock

The Company has approximately 270,000,000 shares of common stock unissued and not reserved for specific issuances. Under many circumstances, all of such shares could be issued without any action or approval by the Company’s shareholders. The Company also is authorized to issue 50,000,000 shares of “blank check” preferred stock with such designations, rights of conversion into common stock and other rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, our Board of Directors, without stockholder approval, may issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. Any issuance of such common or preferred stock would substantially dilute the percentage ownership of the Company held by purchasers of the offered securities and could adversely affect prevailing market prices, if any. The preferred stock thus could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Potential for a Negative Market Reaction to Stock Sales Made Pursuant to Rule 144 and Registration Rights Agreements

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices, if any, for such common stock. In addition, any such sale or perception could make it more difficult for the Company to sell equity, or equity related, securities in the future at a time and price that we deem appropriate. Sales of our common stock not registered under the Securities Act typically are affected under Rule 144. Under Rule 144, sales of common stock by a shareholder during any three-month period generally cannot exceed an amount equal to 1% of the number of shares of common stock outstanding, although more shares could be sold if such stock has a higher average weekly trading volume. As of September 30, 2007, there are 77,549,138 shares of common stock of the Company issued and outstanding. Approximately 50,000,000 shares of “restricted” common stock will be saleable under Rule 144 commencing 12 months after the closing of the Purchase Agreement, e.g., on July 1, 2008.

The Company entered into a Registration Rights Agreement pursuant to which we have agreed to file a registration statement under the Securities Act registering the 500,000 shares of common stock sold in a private placement made in connection with the Purchase Agreement. Upon the effectiveness of such registration statement, those shares of common stock would be immediately eligible for resale in the public market without restriction (assuming the exercise of such warrants). The Company also would include in any such registration statement the 9,305,897 shares of common stock issued to certain former owners of Trustcash, LLC pursuant to a Piggyback Registration Rights Agreement. There likely would be a negative effect from future sales of such registered shares of our common stock, or the availability of such shares for future sale, on the market price, if any, of such common stock and on our ability to raise capital through an offering of our equity securities.

No Anticipated Dividends

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock. The unlikelihood of cash dividends may have a negative effect on future sales of the Company’s common stock, on the market price, if any, of such common stock, and on our ability to raise capital through an offering of our equity securities.

High-Risk Penny Stock

Since the Company’s common stock is a “penny stock”, as defined in Rule 3a51-1 under the Exchange Act, it will be more difficult for investors to liquidate their investment. Until such time, if ever, as the trading price of the common stock rises above $5.00 per share, trading in the Company’s common stock is subject to the penny stock rules of the Exchange Act specified in Rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	deliver to the customer, and obtain a written receipt for, a disclosure document;
•	disclose certain price information about the stock;
•	disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	send monthly statements to customers with market and price information about the penny stock; and
•	in some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could limit our ability to raise additional capital in the future.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations, we experienced a deficiency of cash from operations, and we lack sufficient liquidity to continue our operations. Currently, we do not have significant cash or other material assets, nor do we have operations or a source of revenue which is adequate to cover our administrative costs for a period in excess of one year and allow us to continue as going concern. As of September 30, 2007, we have an accumulated deficit of $2,364,464 and a working capital deficit of $405,610. If we are unable to obtain financing on reasonable terms, we will be forced to restructure, file for bankruptcy, or cease operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations. Management’s plans to achieve profitability include entering into arrangements with more significant content partners which management has determined will assist in attracting new customers, and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, and debt financing. However, there are no assurances that we will be successful in this endeavor.

ITEM 3.	CONTROLS AND PROCEDURES

Our president acts both as the chief executive officer and the chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures.

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b) Changes in internal controls over financial reporting.

During the quarter ended September 30, 2007 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than as set forth in this section: (i) the Company knows of no material, active, or pending legal proceedings against us; (ii) we are not involved as a plaintiff in any material proceeding or pending litigation; and (iii) there are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

The Geek Factory, Inc. Action. On October 30, 2006 The Geek Factory, Inc. sued Gregory Moss and Trustcash, LLC. in the Civil Court of the City, County of New York entitled The Geek Factory, Inc. v. Gregory Moss, Hooksafe, LLC, a/ka Hooksafe, Inc., a/k/a PPPCard, Index No. 64773/2006 (the “Action”). An answer to the complaint with counterclaims was filed on January 10, 2007. Plaintiff filed an answer to the counterclaims on January 25, 2007. The Action seeks $25,000 as well as Plaintiff’s legal fees and expenses purportedly arising from Trustcash, LLC’s alleged failure to pay for services rendered relating to public relations and marketing under a service agreement between the parties for $12,000. Causes of action asserted include: breach of contract, quantum meruit, unjust enrichment, promissory estoppel, account stated and tortuous breach of implied covenant of good faith and fair dealing. The action is in its preliminary stages, discovery has not yet been commenced.

Nunley/Rosselli Action. In September 2006, Charles Nunley and Steve Rosselli (the “Plaintiffs”) instituted an action in the California Superior Court, Los Angeles County, against Trustcash, LLC., Gregory Moss and others (the “Defendants) alleging breach of contract and fraud, among other things, and seeking an accounting and an unspecified amount of compensatory and punitive damages resulting from Defendants’ alleged failure to pay to plaintiffs sales commissions from the sale of Trustcash LLC’s prepaid cards to certain accounts in California and Michigan. In June 2007 the plaintiffs and the defendants negotiated a settlement and mutual release to pay sales commissions on certain accounts.

Former Legal Counsel Action. In July 2006, the Company entered into a settlement agreement with a former legal counsel. Under such agreement, we were required to pay $50,000 upon settlement and the remaining $50,000 is payable in twenty-four monthly installments of $2,227, including interest of 6.5% per year. This is included in accounts payable and accrued expenses. Should we default on such monthly payments, we would be responsible to pay the full contested amount of approximately $161,000, plus accrued interest, less any settlement payments made.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On November 6, 2007, the Company issued 150,000 shares of restricted stock for services rendered by FOCUS Partners, LLC, valued at $0.24 per share or $36,000 in connection with a letter of mutual understanding dated July 1, 2007 pursuant to the exemptions from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with the exemption requirements of Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was only one offeree who was issued stock as consideration for services rendered; (3) the offeree committed to hold the stock for at least one year; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Corporation complied with the requirements of Rule 506 of Regulation D of the Securities Act for the Regulation D equity financing by: (i) foregoing any general solicitation or advertising to market the securities; (ii) selling only to an accredited investor; (iii) having not violated antifraud prohibitions with the information provided to the creditor; (iv) being available to answer questions by the creditor; and (v) issuing restricted securities to the investor, which securities cannot be sold for at least a year without registration.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On October 5, 2007, the Company executed a binding term sheet with Paivis Corp. (“Paivis”) that outlines the terms of certain definitive agreements whereby we intend to acquire all of the issued and outstanding common and preferred shares of Paivis in a share for share exchange. Paivis is a wholesale telecommunications carrier that sells prepaid “point-of-sale activated” and live cards. Paivis generates its revenues through the sale of prepaid calling cards and wireless services as well as international wholesale termination. Paivis’ products are sold at over 7,500 locations throughout many of the country’s major retail outlets, including Duane Reade, 7-Eleven, and Chevron. The closing of a definitive agreement is precedent upon Paivis having entered into definitive purchase agreements with Detroit Phone Cards, Inc. (“DPC”) and AAAA Media Services, Ltd. (“A4”). Headquartered in Dearborn, Michigan, DPC’s prepaid wireless and calling card products reach consumers through more than 2,000 locations nationwide. Headquartered in Atlanta, Georgia, A4 is a leader in the wholesale and retail distribution of prepaid wireless services. A4 has developed a nationwide distribution network that comprises of Wholesalers, Jobbers, and direct retail establishments.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 35 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November, 2007.

Trustcash Holdings, Inc.

/s/ Greg Moss

Greg Moss

Chief Executive Officer, Chief Financial Officer, and Principle Accounting Officer

37

INDEX TO EXHIBITS

Exhibit	Page
No.	Description

3(i)(a)	* Articles of Incorporation dated October 31,2000. (Incorporated by reference from Form SB2 filed with the Commission on August 24, 2001.)
3(i)(b)	* Amended Articles of Incorporation dated July 26, 2004. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)
3(i)(c)	* Amended Articles of Incorporation dated April 12, 2005. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)
3(i)(d)	* Amended Articles of Incorporation May 30, 2007 (incorporated by reference from Form 8-K filed with the Commission on June 12, 2007)
3(i)(e)	* Amended Articles of Incorporation dated June 6, 2007 (incorporated by reference from Form 8-K filed with the Commission on June 12, 2007)
3(ii)	* Bylaws (incorporated by reference from Form 8-K filed with the Commission on June 12, 2007)
10(i)	* Separation Agreement dated March 7, 2005 between the Company and Stephen Lasser. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)
10(ii)

*   Share Cancellation and Business Transfer Agreement dated March 7, 2005 between the Company and Lawrence Smith. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)

10(iii)	* Loan Agreement dated June 19, 2005 between the Company and Ludwig Holdings Inc. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)
10(iv)	* Employment Agreement dated February 1, 2006 between Kent Carasquero and the Company (Incorporated by reference from the Form 10-KSB filed with the Commission on August 26, 2006.)
10(v)	* Loan Agreement dated July 12, 2006 between the Company and Vince Carnovale. (Incorporated by reference from the Form 8-K filed with the Commission on November 2, 2006.)
10(vi)	* Loan Agreement dated July 27, 2006 between Trustcash and Ludwig Holdings Inc. (Incorporated by reference from the Form 8-K filed with the Commission on November 2, 2006.)
10(vii)	* Property Purchase Agreement dated August 10, 2006, between the Company and Madman Mining Co. Ltd. (Incorporated by reference from Form 10-QSB filed with the Commission on October 10, 2006.)
10(viii)	* Debt Settlement Agreement dated September 19, 2006 between the Company and Kent Carasquero. (Incorporated by reference from the Form 8-K filed with the Commission on November 2, 2006.)
10(ix)	* Debt Settlement Agreement dated May 1, 2007 between the Company and Ludwig Holdings Limited. (Incorporated by reference from the Form 10-QSB filed with the Commission on May 15, 2007.)
10(x)	* Debt Settlement Agreement dated May 1, 2007 between the Company and Tyee Capital Consultants Inc. (Incorporated by reference from the Form 10-QSB filed with the Commission on May 15, 2007.)
10(xi)	* Debt Settlement Agreement dated May 1, 2007 between the Company and Vince Carnovale. (Incorporated by reference from the Form 10-QSB filed with the Commission on May 15, 2007.)

INDEX TO EXHIBITS - continued

Exhibit	Page
No.	No.	Description

10(xii) Attached	Letter of Mutual Understanding dated July 1, 2007 between the Company and FOCUS Partners, LLC.
10(xiii)	* Purchase Agreement with the members of Trustcash, LLC dated June 30, 2007 Stock (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)
10(xiv)	* Ludwig Holdings Subscription Agreement for Common Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)
10(xv)	* Brennecke Partners LLC Warrant Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)
10(xvi)	* Registration Rights Agreement Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)
10(xvii)	* Piggyback Registration Rights Agreement Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)
10(xviii)	* Employment Agreement with Gregory Moss Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)
10(xix)	* Consulting Agreement with Venture Resource Group, LLC Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)
10(xx)	* $700,000 Promissory Note to LTGTTC, LLC Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)
10(xxi)	* Security Agreement with LTGTTC, LLC Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)
10(xxii)	* Guaranty Agreement with LTGTTC, LLC Stock. (Incorporated by reference from the Form 8-K/A filed with the Commission on July 17, 2007.)
10(xxiii) Attached	Loan Agreement dated August 17, 2007 between the Company and Ludwig Holdings Ltd.
14	* Code of Ethics. (Incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006.)
31	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.