Form 10-K
period 2007-12-31
Trustcash Holdings, Inc.
filed 2008-04-14
CIK 1157688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to .

Commission file number: 000-49838

TRUSTCASH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3381088 (I.R.S. Employer Identification No.)

400 Park Avenue, Suite 1420, New York, New York 10022

(Address of principal executive offices) (Zip Code)

(800) 975-5196

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates 53,796,799 shares) was approximately $2,071,176 based on the average closing bid and asked prices ($0.0385) for the common stock on April 10, 2008.

At April 10, 2008, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 77,699,138

PART I

ITEM 1.	BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to Trustcash Holdings, Inc., and the term “Trustcash” refers to Trustcash, LLC, unless context indicates otherwise.

Corporate History

The Company was incorporated under the name “Reservenet, Inc.” in the State of Delaware on November 16, 2000, for the purpose of developing a web-based reservation system. Efforts to implement our business plan were hampered by insufficient working capital which caused us to abandon software development. On June 25, 2004, the Company entered into an agreement with Gateway Entertainment Group, Inc., to develop a gaming lifestyle media business offering gambling, entertainment, news and information. We changed our name to “Casino Entertainment Television, Incorporated” on July 26, 2004. Despite our efforts we decided to discontinue gaming operations in early 2005. We changed our name to “Ouvo, Inc.” on March 7, 2005.

On August 10, 2006, the Company entered into a Property Purchase Agreement with Madman Mining Co. Ltd. (“Madman)” and Lloyd C. Brewer, pursuant to which the Company agreed to purchase a 100% interest in the St. John Mineral Claim of approximately 314.6 acres located in south-central British Columbia, Canada in exchange for $8,000. Madman conducted Phase 1A of an exploration program which was completed prior to December 31, 2006. An evaluation of the results of exploration efforts was relayed to us on April 8, 2007 in which Madman detailed that sampling and testing results were unfavorable and that no further work was recommended for the property.  Based on this recommendation, the Company decided against any further exploration work on the claim and began to seek other potential business opportunities On June 22, 2007 the claim was transferred to Madman for the settlement of $3,810 of debt related to work completed during the Phase 1A exploration.

On May 16, 2007 we changed our name to “Trustcash Holdings, Inc. and completed a 3 for 1 forward split of our issued and outstanding common shares. On June 30, 2007 the Company acquired Trustcash pursuant to the terms of a Purchase Agreement, between AP Systems, Inc. (our wholly owned subsidiary), Trustcash, and the owners of Trustcash. Under the terms of the Purchase Agreement, we acquired all of the issued and outstanding membership interests of Trustcash, in exchange for 49,631,448 shares of our common stock and the satisfaction of certain financing commitments. We also paid to LTGTTC, LLC, one of the former owners of Trustcash, as partial consideration for its membership interest and to satisfy an outstanding secured promissory note in the principal amount of $96,155, the sum of $200,000, and a Secured Promissory Note in the principal amount of $700,000 that bears 5% interest due on June 30, 2009. The Secured Promissory Note is secured by a first priority security interest over all the assets of the Company payable in full at maturity subject to mandatory prepayments equivalent to 25% of any future Company financing.

On December 20, 2007 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), as amended on February 5, 2008, with TCHH Acquisition Corp (a wholly-owned subsidiary of the Company, “TCHH”), and Paivis Corp., (“Paivis”) whereby the Company intends to acquire 100% of Paivis’ outstanding common stock and preferred in exchange for a cash payment and common stock.

The Company’s principal place of business is located at 400 Park Avenue, Suite 1420, New York, New York 10022, and our telephone number is (800) 975-5196.

The Company’s Registered Agent is the Corporation Trust Company located at the Corporation Trust Center, 1209 Orange Street, Wilmington, Delaware, 19801. Their phone number is (302)658-7581.

The Company

Business of the Company

Through Trustcash, the Company is a pioneer of anonymous payment systems for the internet. Trustcash developed its business based on the sale of a stored value card (both virtual and physical) that can be used by consumers to make secure and anonymous purchases on the internet without disclosing their credit card or personal information. We provide our customers with the Trustcash™ virtual payment card, which is sold in denominations ranging from $10 to $200 online, through any of over 500 websites. Trustcash’s non-reloadable, virtual Trustcash™ card is the only “stored value card” that can be purchased where no personal data is stored or available, providing a unique level of both security and privacy to the purchaser.

The Trustcash business began in 2003 upon the formation of Hooksafe, LLC, a Delaware limited liability company. It began developing a technology platform focused on selling stored value cards for use on the Internet.  In 2004 and 2005, it established a distribution system for its cards primarily through a limited number of retail outlets, and began initiating activities to contract websites for the use of its cards.  In 2006, it changed its name to “Trustcash LLC”, and it began to integrate its technology with several websites, primarily in the adult entertainment and dating services industries.  It also upgraded its technology platform to allow the purchase of “virtual” cards through either its own website, or through any of the websites of its content providers.  Although Trustcash secured multi-year contracts with nearly 50 web content providers by the end of 2006, it has completed integration of only a few sites to date, and its business revenues were nominal through 2007.  Trustcash utilized initial capital of approximately $1.3 million to develop its technology and recruit initial web and retail partners; we are now seeking additional sources of investment capital to generate growth through marketing, technology, and business development initiatives.

OurProduct

When consumers purchase a virtual Trustcash™ card, they receive a unique 12 digit anonymous access code and can use it as a payment option (just like a credit card) with any participating content provider website.  The only payment information provided to the website content provider is the unique card access code, which lasts only for the life of the card value. Purchases are deducted from the remaining card balance, which can be used for as long as card value remains.  The Company reimburses the website provider for each Trustcash™ purchase made, less a processing fee equal to a percentage of the transaction value. As a result of the anonymity Trustcash™ offers, to date it has been accepted for payment primarily by Internet content providers whose websites sell dating services or adult entertainment.

Our Technology

The Company’s technology infrastructure uses a custom-built proprietary payment transaction component that leverages Marketing Science Corp.’s patented TrustCodesTM platform. TrustCodesTM are secure alphanumeric codes that are guaranteed to be universally unique for the life of the code. These encrypted TrustCodesTM are generated by the TrustCodesTM bank-grade standard infrastructure and are instantly validated via the platform. We are the exclusive licensee of the TrustCodesTM platform for anonymous payments in our target markets.

The Company’s technology infrastructure employs leading open source technologies, the latest security protocols, and agile development processes. This safe and encrypted infrastructure is based on clustered MySQL and Apache servers. The application is written using the Ruby on Rails web application development framework. We employ government-grade security measures and defensive coding techniques to protect against hackers using denial of service, script injection, and other attack repellant techniques.

We have also integrated our technology into the two leading affiliate program software platforms: NATS and MPA3. The integration offers us direct access to the thousands of sites that use these platforms and allows the Trustcash™ system to seamlessly work with these affiliate programs.

Distribution

The Company distributes Trustcash™ cards via an online channel. Our online distribution channel has both a direct-to-consumer component through our website and an electronic retailer (“e-tailer”) component where consumers can purchase our product through the websites of the online merchants with whom the consumer intends to transact. We continue to work to sign up additional e-tailers that intend to offer the Trustcash™ payment option on their websites.

Paivis Corp.

Agreement and Plan of Merger

Under the Merger Agreement, the Company intends to acquire 100% of Paivis’ outstanding common and preferred stock in exchange for a cash payment and common stock. Each issued and outstanding share of Paivis will be exchanged for $0.10 and one share of our common stock.

The consummation of the Merger is subject to certain conditions, including:

(i)	receipt of any necessary governmental approvals,
(ii)	approval of the Merger Agreement and the merger by the stockholders of the Company and Paivis,
(iii)	absence of any law or order prohibiting the consummation of the merger,
(iv)	certain exceptions, the accuracy of the representations and warranties made by Paivis,
(v)	our execution of an agreement for, and subsequent advancement of an equity or debt financing to us of up to $10,000,000 but no less than $7,000,000 on terms agreeable to both us and Paivis, and
(vi)	the delivery of audited financial statements of Paivis and its acquisition targets, AAAA Media Services, Inc, and Detroit Phone Cards, Inc.

We attempted to consummate the transaction by March 31, 2008 but were unable. We expect to close as soon as is reasonably practicable. Being that the transactions were not consummated by March 31, 2008, either party may terminate the Merger Agreement without any further liability. There can be no assurances that the merger will be effected under the terms of the Merger Agreement or at all.

On January 30, 2008, the Company entered into an agreement with Paivis and Mistral Holdings, Inc. (“Mistral”) whereby Mistral agreed to finance, on a best efforts basis, a minimum of $2,000,000 but no more than $7,000,000 towards the financing required by the Company under the Merger Agreement. Mistral has further agreed to provide at least $150,000 in interim financing to us and Paivis to cover the costs of the merger and working capital.

Paivis’ Business

Paivis is a wholesale telecommunications carrier that sells prepaid “point-of-sale activated” and live cards. Products are sold throughout many of the country’s major retail outlets, including Duane Reade, 7-Eleven, and Chevron. Paivis also provides VoIP termination to over 160 global destinations, with a strong focus on Central & South America. Further, through a strategic partnership with O Mobile, Paivis offers nationwide prepaid mobile service packages. Paivis intends to substantially expand these operations through the acquisition of AAAA Media Services, Inc, and Detroit Phone Cards, Inc.

AAAA Media Services, Inc.

AAAA Media Service (“A4”) is a leader in the wholesale and retail distribution of prepaid wireless services. Headquartered in Atlanta Georgia, A4 has developed a nationwide distribution network for three main lines: T-Mobile, Boost and AT&T that are sold to telecommunications specialty and retail stores. A4 serves as a critical intermediary between wireless carriers and independent retailers fast becoming one of the largest wireless calling card distributors in the US.

Detroit Phone Card, Inc.

Headquartered in Dearborn, Michigan, Detroit Phone Card, Inc.’s (“DPC”) prepaid wireless and calling card products reach consumers through more than 2,000 locations nationwide. DPC serves more than 30,000 wireless customers and generates over 50 million network minutes per month employing a team of customer service representatives Utilizing offices, infrastructure and master dealers throughout the United States, DPC also facilitates the distribution of wireless products and services for specific carriers and manufacturers such as Sprint Nextel, Verizon Wireless, Boost Mobile and T-Mobile.

The Company and Paivis have started to prepare a plan for integration, cost savings and other operational aspects that will benefit the combined organization post-merger closing. One project which will benefit from the merger is a pre-paid debit card Paivis has under development. The assistance of the Company’s management will make this product development more effective and will add value to the discussions underway with various banking and distribution partners.

Marketability

Our Primary Markets

The primary markets for the TrustcashTM alternative payment system are online service providers and retailers, such as online adult content providers, online dating services, and online retailers, where smaller anonymous transactions are desired, or where the customer wishes to keep personal information private. At present, online adult content providers and online dating services have provided significant potential visibility for the TrustcashTM payment option, providing brand awareness for future diversification into mainstream Internet retailing.

Marketing

We market the TrustcashTM payment option at the point of sale by requiring online to display our payment badge logo at various locations on the merchants’ websites. This allows us to take advantage of the advertising done by the merchants to attract customers to their own websites. A typical mid-sized merchant advertising our product receives as many as 30,000 visitors per day, each of which is exposed our payment badge logo. To date, we have marketed our product by participating in direct business-to-business marketing to content providers, industry trade shows and panels, point of purchase marketing at merchants, and by advertising in industry trade publications. Additionally, we have advertised in mainstream media outlets such as blogs, e-magazines, and print publications.

Industry Overview

Payment processing service providers offer high-volume electronic transaction payment processing and support services directly to merchants and their customers and others. Generally, the payment processing market continues to transition from traditional financial institution providers to independent entities that provide specific solutions to their customers. Merchants are seeking more efficient distribution channels, as well as increased technological capabilities required for the rapid and efficient creation, processing, handling, storage, and retrieval of information, and we believe that we can provide such products and services.

Online alternative payment systems like the Trustcash™ payment option are driven by three primary market forces:

•	Internet security and privacy concerns;
•	the growth of stored value cards as a new financial alternative; and
•	general growth of Internet commerce.

Consequently, they have largely replaced paper-based payment instruments and related devices. Other online alternative payment options include site-specific prepaid value cards, services tied directly to the “card” holder’s checking account (e.g. eWallet), hybrid stored value/prepaid phone cards, and online merchant transaction processing services.

Security and Privacy

According to the February 8, 2007 “Security and ID Theft - US” report from Mintel International Group Ltd, most US consumers still think the Internet is a dangerous place to shop.  Mintel’s survey of consumers across the country found that 68% of them were either “very concerned” or “somewhat concerned” that their credit or debit card information would be stolen if they shopped online. More than 13% of Internet users report that they or a member of their family has been the victim of identity theft. Over half of those consumers who do not shop online refrain from doing so because of concerns over identity theft. Fully 80% of consumers report that secure and convenient payment options are more important to them than price in making on online purchase decision.  As a consequence of these concerns, 53% of surveyed consumers have stopped providing personal information over the Internet. Over 50% of surveyed consumers have either curtailed their online purchases or stopped buying products and services online entirely. According to the “8th Annual Online Fraud Report,” released by CyberSource, losses from online fraud in the US and Canada in 2006 totaled $3 billion, a 7% increase over 2005.

Growth of Stored Value Cards

Concurrently, gift or stored value cards are one of the most dynamic and fastest growing products in the financial industry. More than 2000 programs are available, and more than 20 million users are expected to more than double to 49 million users by 2008, creating over $72 billion in transactions. Experts put this industry in the introductory or early growth stage of the life cycle, suggesting that there is substantial growth potential. Additional driving forces include a growing market of the unbanked or unbankable - those individuals who either cannot or do not want to obtain a credit card or bank account. Early adopters of the Internet cash card concept have been concentrated in the dating and adult entertainment industries where many Internet innovations have been initiated. These industries are estimated to represent over $5 billion in annual revenue. In addition, 70 million different individuals per week view at least one adult website on a global basis; the number of paying subscribers is on the order of several million in the United States, and may be as high as 10 million. This industry provides significant potential visibility for the TrustcashTM payment option, providing brand awareness for future diversification into mainstream Internet retailing.

Internet Commerce

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

Each of the methods by which consumers can pay for goods and services (e.g. cash, debit cards, stored value cards, prepaid cards, Automated Clearing House (ACH) payments, checks, and wire transfers) serves multiple constituencies and represents a different value to a merchant. Examples of the electronic payment methods now available to consumers include:

•

Prepaid cards and accounts, which a customer funds and then uses to pay for goods and services in much the same manner as a debit card. The volume of transactions made using such cards is expected to surpass $100 billion annually by 2007 according to a report published by the Tower Group in January 2006

•

ACH, which provides inter-bank clearing of electronic payments for ACH participating depository financial institutions. According to NACHA-The Electronic Payments Association, 14 billion ACH transactions were completed in 2005, representing an increase of 16.2% over 2004. The dollar value of those transactions was approximately $3.2 trillion.

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
•

There are also untapped markets that provide opportunities for the introduction of new payment technologies. Large numbers of merchants are seeking access to the growing number of persons who are “un-banked” (that is, without banking relationships), including undocumented immigrants and individuals without access to bank accounts. These consumers currently have limited access to credit cards or payment methods other than cash Vendors of goods and services marketed to these demographics are actively seeking suppliers of cashless payment mechanisms for distribution to and use by those markets. Products such as the Trustcash™ stored value cards are ideally suited to those markets.

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

Seasonality of Sales

Given the nature of the Company’s present market focus, management does not anticipate seasonal fluctuations in the present level of transaction volumes and account sign-ups. However, as our market begins to include more “traditional” retailers, any increase in our sales volume due to such a development may be subject to seasonal fluctuations that are typical of “traditional” retail markets.

Research and Development

Development costs were $58,306 and $103,433 in 2007 and 2006, respectively. Development costs are charged to expense as incurred and includes costs associated with maintaining and expanding the functionality of the “back-end” software and internet.

Competition

The markets for financial products and services including stored value cards and related services are intensely competitive. The anonymous payment processing segment of the industry in which the Company operates is relatively new and has few competitors today. We believe that our competitive advantages over existing and potential competitors are:

•	the security and privacy of a fixed value, non-reloadable TrustcashTM card,
•	the simplicity and easy integration of the technology platform,
•	the established relationships and multi-year contracts with web content providers, and
•	the breadth of the TrustcashTM card distribution system.

Our primary competitor is Netcash, LLC. However, since barriers to entry are few, it is expected that numerous other competitors will arise as the market grows.

Additionally, many established companies have the ability to compete directly with Company. Such potential competitors include:

•	Paypal;
•	eBay Payments, aka Billpoint, a subsidiary of eBay, Inc.;
•	Yahoo! PayDirect offered by Yahoo!;
•	C2it, offered by Citigroup;
•	CheckFree email payment services, offered through the U.S. Postal Service;
•	MoneyZap and BidPay, offered by Western Union;
•	Credit card merchant processors such as First Data, Concord EFS, Paymentech, VeriSign, and Authorize.net.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company has filed a domestic trademark application for the TrustcashTM name and logo. We have a U.S. patent pending for our proprietary technology (U.S. Patent Application 60/796,780 filed April 25, 2006). We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect our technology and other proprietary information. We intend to continue to rely on such patent, trademark, service mark, copyright and trade secret laws, as applicable, and on restrictions on disclosure and transfer of title and other methods to protect our interests.

The Company is not a party to any licenses, franchises, concessions, royalty agreements and labor contracts.

Governmental Regulation

Various aspects of the Company’s business or planned businesses are subject to U.S. federal, state and local regulation. Our failure to comply with applicable regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines. Certain of our services or planned services also are subject, indirectly through our relationship with a payment processing provider, to rules promulgated by various payment networks such as Visa and MasterCard and others may become subject to such rules in the future, as more fully described below.

Regulation of Internet Transactions

Because the Company is engaged in financial transactions involving the transfer of money, including transfers over the Internet, new laws and regulations that will affect us may be adopted. Such laws and regulations may cover issues such as: user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services that could be applicable to our business. In addition, the growth of the Internet and electronic commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our business. Congress is considering laws regarding Internet taxation. In addition, various states are considering legislation directed to electronic commerce which if enacted could affect our business. The applicability of many of these laws to our business is uncertain and could expose us to substantial liability. Any new legislation or regulation, or the application of existing laws and regulations to our business, could materially and adversely affect us. If we were alleged to violate federal, state or foreign, civil or criminal law, even if we could successfully defend such claims, we could be materially and adversely affected.

Money Transmitter Regulation

The laws of a number of states require that persons engaged in the business of transmitting money register or become licensed. We are not currently engaged in such business in any jurisdiction that requires licensure, and therefore, we have not filed any registration or licensing applications. However, the future growth of our business may cause us to become subject to such licensure requirements. We intend to apply for and to become licensed as is necessary to comply with the laws and regulations of the states in which we do business. We are not aware of any factors relating to our business, our officers and directors or our principal shareholders that would prevent us from becoming so licensed where necessary. We do not expect any licensing requirements to have any material effect on our business or operations.

Regulation of Inactivity Fees

One of the possible components of the Company’s revenue is the possibility of charging a fee to consumers if a TrustcashTM card or account is inactive for more than 90 days. Some states have enacted, or are considering enacting, laws that will preclude us from charging, collecting or retaining such fees. We are not currently charging an inactivity fee, but if we were to do so in the future it may become subject to regulation in states that have such laws or regulations, and there could be an adverse material effect on our income.

Patriot Act Requirements

The Patriot Act was enacted into law in 2001. Among other things, the Patriot Act requires certain persons (including businesses which are involved in cash transactions involving more than $10,000) to file suspicious activity reports, to take certain special measures and satisfy certain due diligence requirements to combat foreign money laundering. The Patriot Act also establishes minimum new customer identification standards and recordkeeping requirements and contains certain recommended methods for verification of the identity of foreign customers. Certain information is required to be shared with law enforcement agencies. Covered businesses are required to have certain training programs and internal policies, procedures and controls in place. It is possible that certain of our activities will require compliance with the Patriot Act, and we intend to so comply.

Privacy and Information Security Regulations

The Company provides services that may be subject to various state and Federal privacy laws and regulations. Relevant Federal privacy laws include the Gramm-Leach-Bliley Act, which applies directly to a broad range of financial institutions and indirectly to companies that provide services to financial institutions. Federal privacy laws restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as, in certain circumstances, obligations to provide notification to affected individuals, state officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information.

Money Laundering Regulations

As a money-services provider, the Company is subject to state and federal laws designed to prevent the transmission of the proceeds of criminal activities or funds intended for use in a criminal transaction. We are also subject to regulations of the U.S. Treasury Department Financial Crimes Enforcement Network (“FinCEN”), requiring reporting and recordkeeping of various transactions. FinCEN regulations require money services providers such as us to register with the Treasury Department, to report suspicious transactions, and to obtain and keep detailed records of senders and recipients in certain circumstances. We believe that we have taken the appropriate action and that we have the appropriate processes in place to comply with these regulations.

Regulation of Environmental Matters

Based on our current operations, environmental protection requirements do not have a significant financial and operational effect on the capital expenditures, earnings and competitive position in the current financial year and are not expected to have a significant effect in the reasonably foreseeable future.

Employees

Company currently has no full-time employees. The interim chief executive officer devotes as much time to the affairs of the Company as he deems appropriate. Management uses sales, marketing, and website consultants, as well as attorneys and accountants, as necessary.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”) The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

The Company’s Ability to Continue as a Going Concern is in Question

The Company’s auditors included an explanatory paragraph in their report of financial statements for the years ended December 31, 2007 and 2006, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include limited revenue generating activities in place and losses since inception.

Our Operating Losses may Continue into the Future, Resulting in a Decrease in Share Value

Since inception, we have incurred expenses without generating significant revenue, resulting in continuing losses and an accumulated deficit of $2,681,074 at December 31, 2007. During the twelve months ended December 31, 2007, we recorded a net loss of $1,128,703. Current liabilities exceed current assets by approximately $600,000. We will continue to incur operating losses until we enter into sales agreements with more significant content providers; we can provide no assurance as to whether this will happen or if it will result in profits Such continuing losses could result in a decrease in share value.

Inability to Meet Cash Flow Requirements; Immediate Need for Substantial Additional Capital

To date, Company’s operations have been primarily financed through debt and the sale of equity. We do not have adequate cash flow from operations or financing activities to meet our needs. If unanticipated expenses, problems, or unforeseen business difficulties arise, we will not be able to continue to operate within our budget, and additional funds would be necessary to sustain operations. Additional financing is now being sought. Such financings likely would result in the dilution of current shareholder interests, which may be detrimental to the business, image or reputation of the Company. We may not be able to obtain additional funds on acceptable terms, or at all. We do not currently have any established third-party bank credit arrangements. If we are unable to obtain additional funds when needed, we could be required to cease all of our operations and possibly file for bankruptcy.

Dependence on Third Parties; Acceptance and Viability of TrustcashTM Product

The Company is dependent upon entering into agreements with Internet content providers, or websites, and traditional or Internet money services providers, the success of such third party providers in attracting customers who seek anonymity in their purchase of the products or services offered thereby.  Although our providers principally offer dating services and adult entertainment, whose customers would be expected to seek anonymity in their patronage of such websites, we have been unable to generate meaningful revenues, and it is possible that the TrustcashTM product offered by the Company is not commercially accepted nor economically viable.

Ability to Keep Up with Technological Change

The Company maintains a website which requires substantial development and maintenance efforts and entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our website, as well as its presentation and placement on the websites of participating web content providers.  The Internet and the e-commerce industry are characterized by rapid technological change, the emergence of new industry standards and practices and changes in customer requirements and preferences.  Therefore, we may be required to license emerging technologies or develop new technology that addresses the needs of current and prospective customers and web content providers, and adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.  The ability to remain technologically competitive will require substantial expenditures and lead time, and our failure to do so may harm our business and results of operations.

Potential Liability for Online Content

The Company may face potential liability for claims based on the nature and content of the websites, which principally provide adult entertainment and dating services, which acceptTrustcashTM as a form of payment. Our general liability insurance may not cover any such liability or the cost of defending any such claims.  Therefore, any such claims or imposition of liability could have a material adverse effect on our reputation, financial condition and results of operations.  There can be no assurance that contractual provisions attempting to limit our liability in such areas would be successful or enforceable, or that other parties would accept such contractual provisions as part of our agreements, any of which could have a material adverse effect on our business, results of operations and financial condition.

Capacity Constraints and Vulnerability to System Disruptions

The satisfactory performance, reliability and availability of our website and network infrastructure are critical to establishing and maintaining relationships with our participating web content providers and their consumers. System interruptions that result in the unavailability of our website or slower response times for such providers or consumers could reduce the attractiveness of our service to both consumers and web content providers. Additionally, any substantial increase in traffic on our or such providers’ websites could require us to expand and/or adapt our network infrastructure. Our inability to add additional software and hardware to accommodate increased traffic on our website or our providers’ websites may cause unanticipated system disruptions and result in slower response times. There can be no assurance that we will be able to expand our network infrastructure on a timely basis to meet any increased demand. Any increase in system interruptions or slower response times resulting from the foregoing factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s operations are vulnerable to interruption by fire, power loss, telecommunications failure and other events beyond the Company’s control. In addition, because we use an offsite host server that is run by a third party vendor, we and the web content providers accepting TrustcashTM as a form of payment could incur additional delays in the event there is a failure of the third party host server compared to the failure of an onsite server.  Any such losses or damages to our website and network infrastructure could have a material adverse effect on our business, financial condition and results of operations.

Susceptibility to Security Risks

Programmers or “hackers” may attempt to penetrate the Company’s network security. If successful, such actions could have a material adverse effect on our business, financial condition and results of operations. A party who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our website. We might be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions. Security breaches or the inadvertent transmission of computer viruses could expose us to a risk of loss or litigation and possible liability. There can be no assurance that contractual provisions attempting to limit our liability in such areas would be successful or enforceable, or that other parties would accept such contractual provisions as part of our agreements, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Susceptibility to Risks Associated with Domain Names

The Company currently holds the web domain name, “TrustCash.com.”  The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names in all countries in which we conduct or wish to conduct business. In addition, although we have filed a trademark application for “Trustcash”, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our proprietary rights. Any such inability could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Dependence upon Few Customers

The Company has three content providers that individually exceeded 10% of total content provider commissions. If we were to lose one or more of these website accounts, our business, financial condition, and results of operations could be materially affected.

Dependence upon Certain Personnel

Our success will depend in large part upon our ability to attract and retain qualified marketing and sales personnel, and there can be no assurance that we will be successful in hiring or retaining such personnel.

Our inability to hire or retain qualified personnel could have a material adverse effect on the Company’s business, financial condition or results of operations.

Risks of Rapid Growth

Our strategy contemplates significant growth in our business, which would place demands on our management and limited resources. To manage any such growth, we would be required to attract and train additional qualified personnel, and may be required to expand our facilities.  If we are unable to effectively manage growth, our business, operating results and financial condition could be adversely affected.

The Presence of Established Potential Competitors in the Market

The anonymous payment processing segment of the industry in which the Company operates is relatively new and has few competitors today, including Netcash, LLC. However, since barriers to entry are few, it is expected that numerous other competitors will arise as the market grows. Additionally, many established companies have the ability to compete directly with the Company (e.g. PayPal; eBay Payments,  Billpoint, a subsidiary of eBay, Inc.). These potential competitors may have longer operating histories, a significantly greater financial, technical, marketing, customer service, and other resources, greater name recognition, and/or a larger, more well-established base of customers. They may respond to new or changing technologies and changes in customer requirements more quickly and effectively. They may devote greater resources to research and development, promotion, and sales, and they may be able to offer lower prices for competitive products. They may offer services for free to gain market share, and we may be required to lower our prices in order to remain competitive. Potential competing services related to established banks and financial institutions may offer greater liquidity, and may attract greater customer confidence and loyalty. If these potential competitors acquire a significant share of our target markets, we may not have the resources to compete effectively, and our business may be adversely affected.

Dependence on Intellectual Property Rights

Our success depends, in large part, on our ability to protect our current and future brands and products and to defend our intellectual property rights. We cannot be sure that trademarks will be issued with respect to any future trademark applications or that our competitors will not challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by us. Some of our competitors, many of whom are more established and have greater financial and personnel resources, may be able to replicate our processes, brands, flavors, or unique market segment products in a manner that could circumvent protective safeguards. We can offer no absolute assurance that our proprietary business information will remain confidential.

Government Regulations

There have been increased governmental efforts to prevent money laundering and terrorist financing, as well as public attention to concerns about consumer privacy and data protection.  These two policy goals -- the prevention of money laundering and terrorist financing and the protection of consumer privacy -- may conflict, and the law in these areas is not consistent or settled.  The legal, political and business environments in this area are rapidly evolving, and subsequent legislation, regulation, litigation, court rulings or other events could expose the Company to liability and reputational damage.  Although there currently are laws and regulations directly applicable to the Internet and commercial online services, it is possible that a number of new laws and regulations may be adopted covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services.  Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.  The adoption of any such new laws or regulations may decrease the growth of the Internet or commercial online service providers whose customers seek the security and anonymity that are provided by our TrustcashTM payment service.  This could, in turn, decrease the demand for our services and increase the cost of doing business.  Moreover, the applicability to the Internet and commercial online service providers of existing laws in various jurisdictions governing issues such as adult entertainment, dating services, sales and other taxes and personal privacy is uncertain. Any such new legislation or regulations, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Company’s Stock

Concentration of Ownership

Our directors and executive officers beneficially own approximately 10.7% of our common stock. Accordingly, these persons, as a group, will be able to exert significant influence over the direction of the Company’s affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the Company’s stock market price to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to other stockholders in general, these persons may have interests different than the disinterested stockholders.

Potential Shareholder Dilution - Preferred Stock

The Company has approximately 270,000,000 shares of common stock unissued and not reserved for specific issuances.  Under many circumstances, all of such shares could be issued without any action or approval by the Company’s shareholders.  The Company also is authorized to issue 50,000,000 shares of “blank check” Preferred Stock with such designations, rights of conversion into common stock and other rights and preferences as may be determined from time to time by the board of directors.  Accordingly, the our board of directors, without stockholder approval, may issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock.  Any issuance of such common or preferred stock would substantially dilute the percentage ownership of the Company held by purchasers of the offered securities and could adversely affect prevailing market prices, if any.  The preferred stock thus could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

The Market for our Stock is Limited and our Stock Price may be Volatile

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

Our Internal Controls over Financial Reporting may not be Considered Effective in the Future, which could result in a Loss of Investor Confidence in our Financial Reports and in turn have an Adverse Effect on our Stock Price

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company does not Pay Dividends

The Company does not pay dividends. We have not paid any dividends since inception and have no intention of paying any dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

The Company will Require Additional Capital Funding

We will require additional funds, either through additional equity offerings or debt placements, in order to expand our operations. Such additional capital may result in dilution to our current shareholders. Further, our ability to meet short-term and long-term financial commitments will depend on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

The Company’s Shareholders may Face Significant Restrictions on their Stock

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1

which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1	which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
15g-2	which details that brokers must disclose risks of penny stock on Schedule 15G;

15g-3	which details that broker/dealers must disclose quotes and other information relating to the penny stock market;
15g-4	which explains that compensation of broker/dealers must be disclosed;
15g-5	which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
15g-6	which outlines that broker/dealers must send out monthly account statements; and
15g-9	which defines sales practice requirements.

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

For the year ended December 31, 2006 until June 30, 2007 (the close of the Purchase Agreement) the Company maintained its offices at 325-3495 Cambie Street, Vancouver, British Columbia, Canada, V5Z 4R3. We paid no rent for the use of this address.

Subsequent to acquiring Trustcash, the Company maintained office facilities at 400 Park Avenue, Suite 1420, New York, New York, 10022. The rent payment was a minimum of $3,475 per month plus additional charges for administrative costs, on a month to month basis. Rent expense for the year ended December 31, 2007, amounted to $41,400 (including the rent paid by Trustcash during the first two quarters of 2007).

The Company currently maintains offices at at 400 Park Avenue, Suite 1420, New York, New York, 10022. We believe that we have sufficient office space for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Other than as set forth in this section: (i) the Company knows of no material, active, or pending legal proceedings against the Company; and (ii) the Company is not involved as a plaintiff in any material proceeding or pending litigation:

On October 30, 2006, The Geek Factory, Inc. sued Gregory Moss the former President, CFO and director of the Company and Trustcash in the Civil Court of the City, County of New York entitled The Geek Factory, Inc. v. Gregory Moss, Hooksafe, LLC, Hooksafe, Inc., PPPCard, Index No. 64773/2006 (the “Action”). An answer to the complaint with counterclaims was filed on January 10, 2007. Plaintiff filed an answer to the counterclaims on January 25, 2007. The Action seeks $25,000 as well as Plaintiff’s legal fees and expenses purportedly incurred due to Trustcash’s alleged failure to pay for services rendered relating to public relations and marketing under a service agreement between the parties for $12,000. Causes of action asserted include: breach of contract, quantum meruit, unjust enrichment, promissory estoppel, account stated and tortuous breach of implied covenant of good faith and fair dealing. The Action is in its preliminary stages, discovery has not yet been commenced. The Company denies the substance of the allegations; such outcome of the action will not likely have a material adverse effect on our financial position, results of operations, or cash flows.

In September 2006, Charles Nunley and Steve Rosselli (the “Plaintiffs”) instituted an action in the California Superior Court, Los Angeles County, against Trustcash, Gregory Moss and others (the “Defendants”) alleging breach of contract and fraud, among other things, and seeking an accounting and an unspecified amount of compensatory and punitive damages resulting from Defendants’ alleged failure to pay to plaintiffs sales commissions from the sale of Trustcash’s prepaid cards to certain accounts in California and Michigan.  In June 2007, the plaintiffs and the defendants negotiated a Settlement and Mutual Release Agreement.

In July 2006, the Company entered into a settlement agreement with a former legal counsel. Under such agreement, the Company was required to pay $50,000 upon settlement and the remaining $50,000 is payable in twenty-four monthly installments of $2,227, including interest of 6.5% per year, and is included in accounts payable and accrued expenses. Should the Company default on such monthly payments, the Company would be responsible to pay the full contested amount of approximately $161,000, plus accrued interest, less any settlement payments made. Interest expense charged in for the year ended December 31, 2007 amounted to $1,875

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol, “TCHH”. We received our quotation on February 5, 2007. There was no public trading of our common stock until October 2007

Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the year ended December 31, 2007 is as follows:

Year	Quarter Ending	High	Low
2007	December 31	1.67	0.03
	September 30	0.03	0.03
	June 30	0.03	0.03
	March 31	N/A	N/A

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 10, 2008, there were 61 shareholders of record holding a total of 77,699,138 shares of fully paid and non-assessable common stock of the 350,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock. On any liquidation, dissolution or winding up of the Company, holders of shares of common stock are entitled to receive pro rata on all of the assets of the Company available for distribution to stockholders.

Preferred Stock

As of April 10, 2008, there were no shares of fully paid and non-assessable common stock of the 50,000,000 shares of preferred stock, par value $0.001, authorized.

The board of directors has the option to issue one or more series of preferred stock with such designations,

rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors. By way of illustration, preferred shares may have special rights and preferences which may include special voting rights (or denial of voting rights), special rights with respect to payment of dividends, conversion rights, rights of redemption, sinking funds, and special rights in the event of liquidation, as the board may determine. These rights and preferences may be determined by the board of directors at the time of issue.

Warrants

As of April 10, 2008, the Company had no warrants outstanding.

Stock Options

As of April 10, 2008, the Company had no outstanding stock options to purchase shares of our common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Convertible Loans

On August 24, 2007, the Company entered into a loan agreement with one of the Company’s stockholders for $250,000. The loan payable bears interest at the rate of 10% per annum and shall become due and payable on August 31, 2008. The loan is collateralized by all the assets of the Company. Upon default of the loan, the loan shall automatically convert to equity in the authorized capital stock of the Company by the allotment and issuance of Preferred Series A Convertible shares. Unpaid accrued interest amounted to $8,992 at December 31, 2007.

Registration Rights

Except as described herein and more fully described in the Registration Rights Agreement and in the Piggyback Registration Rights Agreement, the Company is presently not obligated and has not granted any rights to register under the Securities Act or to register or qualify under any state securities law any of the Company’s presently outstanding securities or any securities that may subsequently be issued.

The Company entered into a Registration Rights Agreement with (i) Ludwig Holdings Limited (“Ludwig”), which purchased 500,000 shares of common stock pursuant to the private placement undertaken by the Company in connection with its acquisition of Trustcash, LLC,. Pursuant to the Registration Rights Agreement, we have agreed, among other things, to use our reasonable best efforts to (i) file a registration statement with the Commission with respect to the resale of the 500,000 shares of common stock within 180 days after the closing date of the Purchase Agreement, and (ii) have such registration statement declared effective within 270 days after the closing date of the Purchase Agreement or 30 days after the Commission issues a “no review” letter. If the Company does not comply with these obligations, subject to limitations set forth in such Agreement, the Company will be required to issue penalty warrants entitling the beneficiaries of such agreement to purchase additional shares of the Company’s common stock equal to one-half of one percent (0.5%) of the number of shares of common stock registrable under the registration statement, for each 30 day period the Company is in default. Although we are currently in default of the terms of the Registration Rights Agreement, Ludwig on full exercise of its warrant, would be considered a non-affiliate that might freely trade their shares pursuant to the safe harbor provided by Rule 144. Ludwig has not served notice on the Company of default under the Registration Rights Agreement.

The Company entered into the Piggyback Registration Rights Agreement with certain investors who purchased Membership Interests in Trustcash prior to our June 30, 2007 acquisition thereof. Pursuant to the Piggyback Registration Rights Agreement, we agreed that in the event the Company files a registration statement under the Securities Act, we shall include therein the 9,305,897 shares of common stock covered by this agreement. Upon the effectiveness of such registration statement, such shares would be immediately eligible for resale in the public market without restriction.

Transfer Agent and Registrar

Our transfer agent is Signature Stock Transfer, located at 2632 Coachlight Court Plano, Texas 75093 and their telephone number is (972) 612-4120.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

Discussion and Analysis

During the year ended December 31, 2007, our operations were focused on (i) exploratory mining operations, (ii) identifying a suitable business opportunity for acquisition (iii) performing due diligence and entering into and closing the Purchase Agreement with Trustcash, (iv) sales and marketing of the Trustcash™ product, and (v) satisfying continuous public disclosure requirements.

Subsequent to the year ended December 31, 2007, we entered into an agreement with Mistral Ventures, Inc. and Paivis whereby Mistral has agreed to provide financing to the Company for the Merger Agreement between Paivis and the Company.

The Company’s operations will require a minimum of $7,000,000 in funding over the next 12 months to ensure its ability to close the acquisition of Paivis. This funding is not currently available.

Strategy

While several of the Company’s participating websites have an integrated Trustcash™ payment option, only 1% of visitors to participating websites are selecting Trustcash™ as a payment option; accordingly, the Company intends to test different presentation methods on these websites to try to increase usage. The Company has an initial program established with a traditional retailer whose goods are available through eBay and plans to extend this relationship into additional mainstream Internet retailer partnerships, supporting a much broader consumer market.

We plan to concentrate our marketing efforts on search engine marketing, industry-oriented public relations and activities such as co-marketing with retail partners, and by increasing general consumer awareness of availability of an alternative payment option.

We consider research and development as well as acquisition an important factor in our future growth and development. Given the fact that our business is necessarily dependent on and sensitive to new developments in technology, we will continue to invest in the development of our technology platform to keep pace with the technological growth and development of the industry. We are looking to Paivis as our first step in acquisition for an increased depth and breadth of market penetration.

The Company has generated insignificant revenues and substantial losses to date and may not generate substantial revenues or achieve profitability in the near term, if at all. We have suffered recurring losses from operations, and lacks sufficient liquidity to continue our operations. Considering our anticipated cash on hand and cash flow, we can continue to fund our operations for no more than two months.  Accordingly, we will necessarily require and seek substantial additional financing to implement our business plan; and there can be no assurance that such financing will be available on acceptable terms, if at all.

Results of Operations

The Company has been funded since inception primarily from public or private debt or equity placements or by related parties in the form of loans. We do not expect to realize sufficient revenues to cover expenses within the next twelve months or until such time as we close the Merger Agreement with Paivis.

Net Revenues

Net revenues for the year ended December 31, 2007 increased to $123,738 from $41,524 for the comparable period ended December 31, 2006, an increase of 198%. The increase in revenue was the result of the increased sales of our TrustcashTM product to $133,376 from $44,031 over the comparative periods. The increased sales came with a corresponding increase in processing and credit card fees to $9,638 from $2,507. We expect continued growth in the marketplace and increased revenue in 2008.

Gross Profit

Gross profit for the year ended December 31, 2007 changed to $40,962 from gross loss of $25,105 for the year ended December 31, 2006, an increase of 263%. This realization of profits is due to an increase in net revenues. Further, while commissions and content partner fees increased to $82,776 from $19,282 over the comparable periods, TrustcashTM card manufacturing costs decreased to $0 due to a write off of production of physical cards from $47,347 over the same periods. The Company expects direct costs to continue to rise in future periods with the increase in net revenue but at a slower rate than net revenues.

Expenses

Operating expenses for the year ended December 31, 2007 decreased to $1,066,503 from $1,170,439 for the comparable period ended December 31, 2006, a decrease of 9%. The Company anticipates that general and administrative expenses will decrease during 2008 following certain cost cutting measures to our general and administrative expenses, although there can be no assurance that our general and administrative and other operating expense will not increase in future periods. Selling, general, and administrative expenses for the year ended December 31, 2007 decreased to $991,403 from $1,052,327 for the year ended December 31, 2006. Development costs for the twelve month period ended December 31, 2007 decreased to $58,306 from $103,433 for the year ended December 31, 2006. Depreciation and amortization expenses for the annual periods ended December 31, 2007 and 2006 were $16,794 and $14,679, respectively.

Major components of selling, general, and administrative expenses by year were:

Major components of selling, general, and administrative expenses
	2007	2006

Advertising	$243,268	$575,920
Salaries and taxes	252,702	190,579
Professional fees	165,073	83,440
Consulting fees	115,333	77,521
Management fees	30,000	-
Office and administrative	42,370	44,730
Travel and entertainment	64,513	36,725
Rent	41,400	33,082
Insurance	34,719	8,500
Bad debts	2,025	1,830

	$991,403	$1,052,327

Loss from Operations

Loss from operations for the year ended December 31, 2007 decreased to $1,025,541 from $1,195,544 for the year ended December 31, 2006, a decrease of 14%. The decrease was attributable to an increase in gross revenues and a slight decrease in selling, general and administrative expenses.

Other Expenses

Other expenses for the year ended December 31, 2007 increased to $101,926 from $2,405 for the year ended December 31, 2006. The increase was attributable to an increase in interest expense to $148,630 from $2,625 over the comparable periods that were not offset by an increase in interest income and the realization of a gain on the forgiveness of debts and other income.

Net Loss

After the realization of a provision for income taxes of $1,236 in the current period, net loss for the year ended December 31, 2007 decreased to $1,128,703 from $1,197,949 for the year ended December 31, 2006, a decrease of 6%. This decrease is due to a decrease in losses from operations that were not offset by an increase in other expenses.

Income Tax Expense (Benefit)

As at December 31, 2007, the Company has an unused net operating loss carryforward balance of approximately $956,000 that is available to offset future taxable income.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations since inception We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Capital Expenditures

The Company expended $40,708 in computer equipment and software for the year ended December 31, 2007 as compared to $17,136 for the year ended December 31, 2006

Liquidity and Capital Resources

Cash flow used in operating activities was $986,877 for the year ended December 31, 2007 as compared to $984,956 for the year ended December 31, 2006. Cash flow used in operating activities over the twelve month periods can be primarily attributed to net losses in both periods.

Cash flow used by investing activities was $36,016 for year ended December 31, 2007 as compared to $17,136 for the year ended December 31, 2006. Funds used by investing activities in the current period are attributable to the acquisition of computer software and equipment totaling $40,708 that were not offset by cash flows provided by investing activities.

Cash flow provided by financing activities was $1,030,858 for the year ended December 31, 2007 as compared to $1,013,843 for the year ended December 31, 2006. Funds provided by financing activities in the current period are attributable to proceeds of a bridge loan totaling $125,000, a loan from stockholders totaling $350,000, Members (of Trustcash) contributions of $502,227, and proceeds from a stock issuance and reorganization of $245,214, net of costs. Which amounts were only partially offset from payments on the bridge loan of $76,155 and payments on related party loans of $125,000.

The Company’s current assets are not sufficient to conduct our operations over the next 12 months. While we have commitments and arrangements with Mistral with respect to sources of funding, such funding cannot be assured. Further, no assurances can be given that any additional funding, if needed, will be available or available on acceptable terms. Although, our major shareholders would be the most likely source of new funding in the form of loans or equity placements, none have made any commitment for future investment and we have no agreement formal or otherwise. Our inability to obtain funding will have a material adverse affect on our future operations.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to the ability of the Company to generate a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) acquiring Paivis; (ii) increasing revenues from the sale of the TrustcashTM product (iii) obtaining funding from private placement sources; (iv) obtaining additional funding from the sale of the Company’s securities; (v) establishing revenues from a suitable business opportunity; (vi) obtaining loans from various financial institutions where possible Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. If funds are not obtained, the Company may be forced to file for bankruptcy.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for operations;
•	uncertainties related to the Company’s business prospects;
•	the ability of the Company to generate revenues to fund operations;
•	the volatility of the stock market and; and
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  Early application is encouraged.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  In addition, the standard requires tabular disclosure of fair value of derivative instruments and their gains and loss, requires disclosure regarding credit risk related contingent features of the Company’s derivative instruments and requires cross referencing within the footnote disclosures regarding information about derivative instruments.   The Company does not expect that this pronouncement will have a significant impact on its financial condition or results of operations.

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquire; b) recognizes and measure the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. SFAS No. 141R will apply prospectively to business combinations for which th acquisition date is on or after the Company’s fiscal year beginning June 1, 2010. The Company currently is evaluating the impact of SFAS 141R on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157, as amended by 157-1 and 157-2, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of SFAS 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of SFAS 157 is not expected to materially affect the Company's financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-21.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Trustcash Holdings Inc and Subsidiaries

New York, New York

We have audited the accompanying balance sheets of Trustcash Holdings Inc and Subsidiaries (formerly Ouvo, Inc.) (the “Company”), as of December 31, 2007 and 2006, and the related statements of operations and changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trustcash Holdings Inc and Subsidiaries at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations; the Company has experienced a deficiency of cash from operations and lacks sufficient liquidity to continue its operations. These matters raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Sobel & Co., LLC

Certified Public Accountants

April 14, 2008

Livingston, New Jersey

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
Assets
Current assets
Cash	$ 19,716	$11,751
Accounts receivable, net of allowance for doubtful accounts
	1,043	6,173
Loans receivable	125,000	-
Prepaid expenses and other current assets	1,960	-
Total current assets	147,719	17,924

Computer equipment, net	6,374	7,117
Other assets
Computer software, net	70,762	46,105
Security deposits	3,000	3,000
Total other assets	73,762	49,105

	$ 227,855	$74,146
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$ 248,660	$348,148
Income taxes payable	1,236	-
Stockholders loans payable	375,000	76,155
Bridge loan payable, related party	100,000	-
Deferred revenue	22,451	6,449
Total current liabilities	747,347	430,752

Note payable, stockholder	700,000	-

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, 50,000,000 shares authorized, $.001 par value,
none issued and outstanding	-	-
Common stock, 350,000,000 shares authorized, $.001 par value,
77,699,138 and 37,727,870 shares issued and outstanding, at
December 31, 2007 and 2006	77,699	1,355
Additional paid-in capital	1,383,883	1,194,410
Accumulated deficit	(2,681,074)	(1,552,371)
	(1,219,492)	(356,606)
	$ 227,855	$74,146

See report of independent registered public accounting firm and the accompany notes to the financial statements

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES (FORMERLY OUVO, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006
Revenues
Gross revenue	$ 133,376	$ 44,031
Processing and credit card fees	(9,638)	(2,507)
Net revenues	123,738	41,524

Cost of revenues
Commissions and content partner fees	82,776	19,282
Card manufacturing costs	-	47,347
Total cost of revenues	82,776	66,629

Gross profit (loss)	40,962	(25,105)

Operating expenses
Selling, general and administrative	991,403	1,052,327
Development costs	58,306	103,433
Depreciation and amortization expense	16,794	14,679
Total operating expenses	1,066,503	1,170,439

Loss from operations	(1,025,541)	(1,195,544)

Other income (expense)
Interest expense	(148,630)	(2,625)
Interest income	1,960	220
Gain on forgiveness of debts	44,512	-
Other income	232	-
Total other expense, net	(101,926)	(2,405)

Loss before income taxes	(1,127,467)	(1,197,949)

Provision for income taxes	1,236	-

Net loss	$ (1,128,703)	$ (1,197,949)

Basic and diluted loss per common share	$ (0.02)	$ (0.04)

Weighted average number of common shares	58,313,878	34,156,951

See report of independent registered public accounting firm and the accompany notes to the financial statements

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES (FORMERLY OUVO, INC.) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Members'			Additional		Total
	Equity	Common Stock		Paid-in	Accumulated	Stockholders'
	(Deficiency)	Shares	Par Value	Capital	Deficit	Deficit

Balance, January 1, 2006	$ (164,344)	-	$ -	$ -	$ -	$ (164,344)

Issuance of stock for effect of recapitalization
and reverse merger	164,344	5,997,192	190	189,888	(354,422)	-
Adjusted balances as of Janaury 1, 2006 after
effect of recapitalization and reverse merger	-	5,997,192	190	189,888	(354,422)	(164,344)
Capital contributions	-	30,565,239	1,003	1,002,185	-	1,003,188
Capital issued for services	-	1,165,439	162	162,337	-	162,499
Fees incurred in raising capital	-	-	-	(160,000)	-	(160,000)
Net loss	-	-	-	-	(1,197,949)	(1,197,949)

Balance, December 31, 2006	-	37,727,870	1,355	1,194,410	(1,552,371)	(356,606)

Capital contributions	-	70,265	2	2,225	-	2,227
Capital contributions through private placement	-	4,078,399	500	499,500	-	500,000
Capital issued for services	-	7,754,914	9	9,591	-	9,600
Fees incurred in raising capital	-	-	-	(134,549)	-	(134,549)
Reverse public merger effect	-	27,417,690	75,183	(836,644)	-	(761,461)
Stock issuance through private placement		500,000	500	499,500	-	500,000
Issuance of common stock for services	-	150,000	150	149,850	-	150,000
Net loss	-	-	-	-	(1,128,703)	(1,128,703)

Balance, December 31, 2007	$ -	77,699,138	$ 77,699	$ 1,383,883	$ (2,681,074)	$ (1,219,492)

See report of independent registered public accounting firm and the accompany notes to the financial statements

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities
Net loss	$ (1,128,703)	$ (1,197,949)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	16,794	14,679
Allowance for doubtful accounts	3,039	1,830
Gain on forgiveness of debts	(44,512)	-
Stock/capital issued for services	159,600	-
Changes in certain assets and liabilities
Accounts receivable	2,091	(8,003)
Prepaid expenses and other current assets	(1,960)	-
Due from member	-	9,000
Security deposits	-	(3,000)
Accounts payable and accrued expenses	(10,464)	192,038
Income taxes payable	1,236	-
Deferred revenue	16,002	6,449
Net cash used by operating activities	(986,877)	(984,956)

Cash flows from investing activities
Acquisition of computer equipment	(1,059)	(8,216)
Acquisition of computer software	(39,649)	(8,920)
Cash received in merger	4,692	-
Net cash used by investing activities	(36,016)	(17,136)

Cash flows from financing activities
Proceeds from bridge loan payable	125,000	76,155
Payments for bridge loan payable	(76,155)	(68,000)
Proceeds from stockholders loan payable	350,000	-
Payments for loans receivable, related party	(125,000)	-
Members contributions, net of costs	502,227	1,005,688
Net effect of reverse public merger	(245,214)	-
Issuance of stock through private placement	500,000	-
Net cash provided by financing activities	1,030,858	1,013,843

Net increase in cash	7,965	11,751

Cash
Beginning of year	11,751	-
End of year	$ 19,716	$ 11,751

See report of independent registered public accounting firm and the accompany notes to the financial statements

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1.	Nature of Business and Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and includes the results of Trustcash Holdings, Inc. (the “Trustcash Holdings”), formerly known as Ouvo Inc., and AP Systems, Inc. (the “AP Systems”) and Trustcash, LLC (the “Trustcash”), its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as (“the Company”).

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

Pursuant to the Agreement AP Systems, Inc. became the sole member of Trustcash, and as partial consideration for the membership interest, Trustcash Holdings issued to the former members of Trustcash 49,631,448 shares of common stock The Company also paid to one of the former Trustcash owners, as partial consideration for its membership interests and in cancellation of its Trustcash secured promissory note, the sum of $200,000, in cash, including interest and issued its 5% note in the principal amount of $700,000 (See Note 9).

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

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

2.	Going Concern

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations; the Company experienced a deficiency of cash from operations and lacks sufficient liquidity to continue its operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as going concern. As of December 31, 2007, the Company has accumulated deficit of approximately $2,681,000 and current liabilities exceed current assets by approximately $600,000. When its operations require additional financing, if the Company is unable to obtain it on reasonable terms, the Company will be forced to restructure, file for bankruptcy or cease operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations, obtain financing or complete a cohesive merger plan. Management’s plans to achieve profitability include entering into arrangements with more significant content partners which management has determined will assist in attracting new customers, and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, debt financing and acquisitions (Note 15).

3.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the operations of Trustcash Holdings, Inc. (Parent) and its wholly owned subsidiary, AP Systems, Inc. (Sub) and Trustcash, LLC (LLC) a subsidiary of AP Systems, Inc. All significant accounts and transactions have been eliminated in consolidation.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations arisen from a distributor. The Company carries its accounts receivable at cost billed to the customer less an allowance for doubtful accounts of $4,869 and $1,830 at December 31, 2007 and 2006 respectively. Interest is not billed or accrued.

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

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

3.	Significant Accounting Policies (continued)

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

Advertising

Advertising costs are expensed as incurred and amounted to $243,268 and $575,920 for the years ended December 31, 2007 and 2006, respectively.

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

The Company files taxes in the state of New York and is taxed as a regular corporation in that state.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”(“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements to our deferred tax assets and related valuation allowance.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

3.	Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, stockholders loans payable because of the short term nature of these instruments and bridge loan payable approximate fair value because of the terms of these items available to the Company.

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

Concentrations of Risk

The Company maintains cash balances at a financial institution located in New York which, at times, amounts may exceed the Federal Deposit Insurance Corporation insured limits.

The Company has one customer which accounts for 19% of the total revenue.

The Company is dependent upon entering into agreements with internet content providers or websites and traditional or internet money services providers. The success of such third party providers in attracting customers is paramount to our business. The Company’s providers principally offer dating services and adult entertainment, whose customers would be expected to seek anonymity in their patronage of such websites.

The Company has three content providers that individually exceeded 10% of total content provider commissions.

At December 31, 2007, the directors and executive officers of the Company beneficially own approximately 31% of the common stock.

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

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

3.	Significant Accounting Policies (continued)

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

Recent accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not anticipate to be significantly impacted by SFAS 159.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2007. The Company is not impacted on this statement.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

3.	Significant Accounting Policies (continued)

Recent accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” ("SFAS 157"). as amended by 157-1 and 157-2.  The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances.

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

Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is does not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (Consolidated Financial Statements).” SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, “Business Combinations.” SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited.

The Company is evaluating the effect, if any, that the adoption of SFAS 160 will have on its results of operations, financial position, and the related disclosures.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

3.	Significant Accounting Policies (continued)

Recent accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquire; b) recognizes and measure the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. SFAS No. 141R will apply prospectively to business combinations for which th acquisition date is on or after the Company’s fiscal year beginning June 1, 2010. The Company currently is evaluating the impact of SFAS 141R on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company does not anticipate to be significantly impacted by SFAS 159.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

3.	Significant Accounting Policies (continued)

Recent accounting Pronouncements (continued)

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  Early application is encouraged.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  In addition, the standard requires tabular disclosure of fair value of derivative instruments and their gains and loss, requires disclosure regarding credit risk related contingent features of the Company’s derivative instruments and requires cross referencing within the footnote disclosures regarding information about derivative instruments.   The Company does not expect that this pronouncement will have a significant impact on its financial condition or results of operations.

4.	Loans Receivable

On November 21, 2007, the Company entered into an agreement for a loan receivable with, Paivis (Note 15). The loan bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a lien on the assets of the Company and is due and payable on November 21, 2008. The purpose of providing the related party with funds is to complete financial and due diligence on the potential merger agreement between the parties.

As of December 31, 2007, the balance of the loans receivable, related party is $125,000. Unpaid accrued interest amounted to $1,960 at December 31, 2007.

5.	Computer Equipment

Computer equipment at December 31, 2007 and 2006 is as follows:

Computer equipment	$9,275	$8,216
Less accumulated depreciation	(2,901)	(1,099)

$6,374	$7,117

Depreciation expense amounted to $1,802 and $1,099, for the years ended December 31, 2007 and 2006, respectively.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

6.	Computer Software

Computer software at December 31, 2007 and 2006 is as follows:

Computer software	$ 108,294	$68,645
Less accumulated amortization	(37,532)	(22,540)

$70,762	$46,105

Amortization expense amounted to $14,992 and $13,580, for the years ended December 31, 2007 and 2006, respectively.

7.	Stockholders Loans Payable
2007	2006
On August 24, 2007, the Company entered into a loan agreement with one of the Company’s stockholders for $250,000. The loan bears interest at the rate of 10% per annum and shall become due and payable on August 31, 2008. The loan is collateralized by all the assets of the Company. Upon default of the loan, the loan shall automatically convert to equity in the authorized capital stock of the Company by the allotment and issuance of Preferred Series A Convertible shares. Unpaid accrued interest amounted to $8,992 at December 31, 2007.	$ 250,000	$ -

On November 21, 2007, the Company entered into a loan agreement with one of the Company’s stockholders for $125,000. The loan bears interest at the rate of 10% per annum and shall become due and payable on November 21, 2008. The loan is collateralized by all the assets of the Company. Unpaid accrued interest amounted to $1,960 at December 31, 2007.	125,000	-

At December 31, 2006, the Company had a note payable with a stockholder of the Company for $96,155, of which $76,155 had been drawn down. The remaining $20,000 was received in January 2007. The loan bears interest at 8% per year and was due February 15, 2007. The loan was paid in full in February 2007.	-	76,155
	$ 375,000	$ 76,155

8.	Bridge Loan Payable, Related Party

On November 16, 2007, the Company entered into a loan agreement with one of the Company’s related party, Mistral (Note 15) for $100,000. The loan payable bears interest at the rate of 10% per annum and shall become due and payable on November 16, 2008. The loan is collateralized by all the assets of the Company.

As of December 31, 2007, the balance of the note payable is $100,000. Unpaid accrued interest amounted to $1,240 at December 31, 2007.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

9.	Note Payable, Stockholder

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

As of December 31, 2007, the balance of the note payable is $700,000. Unpaid accrued interest amounted to $18,118 at December 31, 2007.

10.	Stockholders’ Equity (Deficit)

The authorized capital stock of the Company as of December 31, 2007 consists of 400,000,000 shares of authorized capital stock, which have been divided into 50,000,000 shares of Preferred Stock, par value $.001 per share, of which no shares of Preferred Stock are issued and outstanding, and 350,000,000 shares of Common Stock, par value $.001 per share, of which 77,699,138 shares are issued and outstanding.

Prior to the Agreement, the number of shares outstanding was 27,417,690.

On June 30, 2007, the Company completed a private placement raising $500,000 consisting of 500,000 shares of the Company’s stock offered at a purchase price of $1.00 per share.

On June 30, 2007, the Company issued 49,631,448 shares of Common Stock to the former owners of Trustcash.

On November 6, 2007, the Company issued 150,000 shares of restricted stock for the services rendered by the investor communications consultant. The number of shares represents 75,000 shares per quarter for the third and fourth quarter. The stock is valued at $25,000 per month, $75,000 per quarter and $150,000 per the agreement.

11.	Leases

The Company leases its office facilities under the terms of an operating lease that expired in February 2007 and continues month to month which can be terminated by either party with notice as prescribed in the agreement. The agreement requires minimum rent of $3,475 per month and additional charges for administrative costs.

Rent expense for the years ended December 31, 2007 and 2006, amounted to $41,400 and $33,082.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

12.	Income Taxes

The Company has losses carried forward for income tax purposes to December 31, 2007 There are no current or deferred tax expenses for the period ended December 31, 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.

Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

Deferred tax asset attributable to:
Current operations	110,004
Less: Change in valuation allowance	(110,004)

Net refundable amount	$ -

The composition of the Company’s deferred tax assets as at December 31, 2007 is as follows:

Net income tax operating loss carryforward	$ 955,942

Statutory federal income tax rate	34%
Change in valuation allowance	(34%)
Effective income tax rate	0%

Deferred tax asset
Tax loss carryforward	325,020
Less: Valuation allowance	(325,020)

Net deferred tax asset	$ -

In 2006, Trustcash LLC was taxed as a partnership. All income and losses were reflected on the members' tax returns. Accordingly, the Company does not have a current or deferred tax impact.

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at December 31, 2007, the Company has an unused net operating loss carryforward balance of approximately $956,000 that is available to offset future taxable income. Such carryforwards expire at various times through 2028 and may be limited to ownership changes.

The current income tax provision represents the minimum tax due in the State of New York and the City of New York. The amount at December 31, 2007 amounted to $1,236.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

13.	Commitments

Employment

Effective January 2007, the Company entered into an agreement with an individual to act as Chairman of the Board Company (the “Chairman”). The agreement, which can be cancelled by either party with twenty days notice, requires compensation of $8,000 per month, commencing on February 1, 2007, and provides an equity signing bonus. For the year ended December 31, 2007, the Chairman received $97,600 in compensation.

The Company granted the Chairman of the Board 10% ownership interest or shares of common stock upon the closing of the Agreement. Management estimated this value to be $9,600, based on the fair value of Trustcash LLC, prior to merger, which was charged to operations. These shares can be reaquired in the event the Chairman causes the termination of his employment on or prior to June 30, 2008, or if he is terminated for cause.

Effective January 31, 2006, the Company employed its President and CEO through January 30, 2009, at a salary of not less that $175,000 per year. The agreement automatically renews annually unless either party provides ninety days notice to terminate. The President received compensation for the years ended December 31, 2007 and 2006, amounted to $187,092 and $161,512 See (Note 15) regarding subsequent events relating to the Company’s President and CEO.

Consultants

In 2006, the Company entered into agreements with certain consultants wherein the consultants agreed to defer collection for certain charges until the earlier of a) receipt of debt or equity funding in excess of prescribed thresholds, b) revenue in excess of prescribed amounts or c) January 2008. Since the Company is attempting to raise debt and equity funding in the near term; the deferred charges have been classified as a current liability included in accounts payable and accrued expenses. The deferred charges amounted to approximately $45,000 at December 31, 2007.

The Company has an agreement with an advertising consultant for a minimum charge of $2,500 per month. The agreement expired in January 2007. At December 31, 2007, $15,000 remains outstanding and is included in accounts payable and accrued expenses.

Effective July 1, 2007, the Company entered into a consultant agreement with a director of the Company for a fee of $5,000 per month. This agreement has a term of twelve months and any termination given hereunder will be given in writing and will be delivered at least thirty days prior. For the year ended December 31, 2007, the director received $30,000 in consulting fees.

The Company entered into an agreement for the retention of an investor communications consultant effective June 23, 2007 until December 31, 2007. The Company will pay $6,000 per month for six months at the beginning of each month and 25,000 shares of restricted stock per month paid quarterly. In addition, the Company will be responsible for all reasonable and necessary disbursements. For the year ended December 31, 2007, the communications consultant expenses amounted to $37,655. On November 6, 2007, the Company issued 150,000 shares valued at $150,000 of restricted stock for the services rendered by the investor communications consultant.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

13.	Commitments (continued)

Consultants (continued)

Effective September 6, 2007, the Company entered into a marketing consultant agreement which will provide services of public relations, marketing, promotion and strategic planning. The Company will pay $5,000 per month with payment terms of $2,500 to be issued every two weeks. This agreement has a term of twelve months and after the twelve months shall continue on a month to month basis. Either party may cancel the contract with fifteen days written notice. For the year ended December 31, 2007, the consultant received $15,000 in consulting fees.

The Company entered into an agreement for consulting services effective June 28, 2007, for ninety days, to provide services required to assist in the procurement of merchants and in providing general business strategic consulting and management advisory services for one merchant. The Company agrees to pay fifteen percent (15%) commission on net sales derived from the merchant only if the consultant is responsible for the introduction. In addition, the Company agrees to pay the consultant a $5,000 signing bonus upon the successful integration of the merchant. Either party may terminate this agreement upon material breach with thirty days written notice. For the year ended December 31, 2007, the Company paid the consultant $0.

Consultants

Effective September 12, 2007, the Company entered into a consulting agreement to provide services for a website effectiveness or usability test/study. The Company agreed to pay $24,500 plus an additional $100 per user utilized in the testing process and procedures, with the initial payment of $12,500 to be paid upon a signed proposal. In addition, once the recommendations are implemented, the Company agrees to pay the consultant incentive payments for incremental increase in sales for the following three months. As of December 31, 2007 the test was not completed and the Company anticipates completion of the study by the end of the first quarter 2008. For the year ended December 31, 2007, the Company accrued the consultant costs of $12,500 in accounts payable and accrued expenses.

Content Partners

The Company has entered into merchant agreements with various content providers (generally web sites), wherein the Company will pay said content providers a certain percent of each transaction where a Trustcash card or account is utilized. The percentage is negotiated with each content provider and can range from one to three years at varying percentage rates. Some agreements also have provisions that the rates adjust based on sales volume.

Litigation

In July 2006, the Company entered into a settlement agreement with a former legal counsel. Under such agreement, the Company was required to pay $50,000 upon settlement and the remaining $50,000 is payable in twenty-four monthly installments of $2,227, including interest of 6.5% per year, and is included in accounts payable and accrued expenses. Should the Company default on such monthly payments, the Company would be responsible to pay the full contested amount of approximately $161,000, plus accrued interest, less any settlement payments made. Interest expense charged in for the year ended December 31, 2007 amounted to $1,875 As of December 31, 2007 and 2006, the Company was in compliance with the agreement.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

13.	Commitments (continued)

Litigation (continued)

In September 2006, a plaintiff instituted an action against the Company alleging breach of contract and fraud and seeking an unspecified amount of compensatory and punitive damages for the alleged failure to pay plaintiffs sales commissions from the sale of certain accounts. In June 2007, the plaintiffs and the Company negotiated a settlement in terms and a mutual release to pay sales commissions on certain accounts.

In October 2006, action was brought against the Company and seeks monies arising from the Companies alleged failure to pay for services rendered relating to public relations and marketing under a service agreement between the parties. The action is in its preliminary stages and discovery has yet been commenced. The Company denies the substance of the allegations and, in its opinion, such outcome of the action will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14.	Supplemental Disclosures with Respect to Cash Flows

Supplemental disclosure of cash flow information:
2007	2006

Cash paid during the period for taxes	$-	$-
Cash paid during the period for interest	$110,383	$277

15	Subsequent Events

On December 20, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TCHH Acquisition Corp, a wholly-owned subsidiary of the Company (“TCHH”), and Paivis Corp., (“Paivis”) whereby the Company intended to acquire all of the issued and outstanding common shares of Paivis on a share for share exchange basis. The Merger Agreement was filed on Form 8-K with the Securities and Exchange Commission on December 28, 2007. On February 5, 2008, the parties to the Agreement and Plan of Merger agreed to amended the terms and conditions of the original agreement with the execution of an Amended and Restated Agreement and Plan of Merger (the “Amended Agreement”) which principal amendments are as follows:

•

The Company is to acquire 100% of Paivis’ outstanding and preferred stock in exchange for a cash payment and common stock. Each issued and outstanding share of Paivis to be exchanged for the right to receive $0.10 and one (1) share of the Company’s common stock.

•	The parties have agreed to use their best efforts to consummate the transaction on or before March 31, 2008 or as soon thereafter as is reasonably practicable.

•

The Amended Agreement remains subject to the satisfaction of certain conditions precedent most importantly to the realization of a minimum level of financing by the Company, the completion of respective audited financial statements, shareholder approvals, and the satisfaction of respective due diligence inquiries.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY OUVO, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

15	Subsequent Events (continued)

On January 30, 2008, Paivis and Mistral Ventures, Inc. ("Mistral") jointly announced their execution of a Binding Term Sheet with Mistral Ventures, Inc. ("Term Sheet") whereby Mistral has agreed to finance on a best efforts basis a minimum of $2,000,000 but no more than $7,000,000 towards the financing required by Trustcash under the Definitive Agreement and Plan of Merger Agreement between Trustcash and Paivis.

Mistral further agreed in the Term Sheet to provide interim financing to both Paivis and Trustcash to cover the costs of the Merger and miscellaneous working capital at a combined minimum level of $150,000.

Effective February 12, 2008, the board of directors of the Company accepted the resignation of the Company’s president, chief executive officer, chief financial officer, and principal accounting officer. Effective March 27, 2008, the board of directors of the Company accepted the resignation of former Company’s president and member of the board of directors.

Effective February 12, 2008, the board of directors of the Company appointed an interim president, chief executive officer, chief financial officer, and principal accounting officer of the Company.

On April 4, 2008, the Company entered into a loan agreement with one of the Company’s stockholders, Ludwig Holdings. Inc. for $75,000. The loan payable bears interest at the rate of 10% per annum and shall become due and payable on April 8, 2009. The loan is collateralized by all the assets of the Company.

On April 10, 2008, the Company entered into a loan agreement with one of the Company’s related party, Tyee Capital, Inc. (A company owned by the CEO) for $80,000. The loan payable bears interest at the rate of 10% per annum and shall become due and payable on November 10, 2009. The loan is collateralized by all the assets of the Company.

On April 10, 2008, the Company purchased 150,000 shares of Paivis stock at $.016. The Company plans to continue to accumulate Paivis common shares in the open market prior to closing the Merger Agreement. Management believes that this action could ultimately reduce the cost of the merger.

On April 10, 2008, the Company entered into an agreement for a loan receivable with, Paivis. The loan bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a lien on the assets of the Company and is due and payable on April 10, 2009. The purpose of providing the related party with funds is to complete financial and due diligence on the Merger Agreement between the parties.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (ITEM 9A (T))

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During management’s evaluation of internal controls over financial reporting, the following material weaknesses in internal control over financial reporting procedures were found:

•	There is no formal Audit Committee in place as required by the Sarbanes-Oxley Act of 2002.
•	There is no Whistleblower Policy adopted and communicated to all staff and management.
•	There is no disaster recovery plan in place.
•	There are no controls in place to ensure complete and accurate recording of all trade payables, accrued liabilities and equity transactions.
•	There is no independent review by company management to ensure required certifications and filings are completed with the SEC on a timely basis.
•	There is no formal accounting policies and procedures documented.
•	There is no formal human resource policies and practices documented.
•	There is no oversight and monitoring of IT structure and security by management.

Based on the material weaknesses noted above, management concludes that the internal controls over financial reporting are not effective. Management will be undertaking remediation efforts on a cost-effective basis to remediate material weaknesses during the next fiscal year. Internal controls over financial reporting are expected remain ineffective until revenues from operations are sufficient to support additional internal controls and the formation of an audit committee or the Merger Agreement is closed.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company at April 10, 2008:

Name	Age	Positions Held
Kent Carasquero	41	CEO, CFO, PAO, and director
Dennis Shafer	62	director

Kent Carasquero has served as interim chief executive officer, chief financial officer, and principal accounting officer of the Company since February 12, 2008, and has served as our director since January 21, 2005. He served as our sole executive officer from January 21, 2005 until June 30, 2007.

Since 2002, Mr. Carasquero has been the president of Tyee Capital Consultants, Inc., a private company involved in assisting publicly and privately held corporations in all major industry groups with structuring, marketing, investor communications, equity, and debt raising activities. Mr. Carasquero holds an Advanced BA in Economics from the University of Manitoba.

Mr. Carasquero has been the chief financial officer, principal accounting officer and director of the Mistral since March 28, 2007. Mr. Carasquero served as an officer and director of Intrepid Global 3D Imaging, Inc. from April of 2004 until September of 2004 (formerly “Delta Capital Technologies, Inc.”) and American Unity Investments, Inc. from February of 2004 until March of 2005 (formerly “Capital Hill Gold, Inc.”).

Dennis Shafer has served as director since July 28, 2007.

Since February 1, 2007, he has served as Chairman of the Board of Trustcash, LLC through a consulting agreement with his company, Venture Resource Group LLC, which he founded in 2000 and where he serves as its President. Mr. Shafer is active in providing advisory and management services to private equity firms engaged in leveraged buyouts, as well as startups and early growth ventures in technology and consumer products and services. He provided financing and business development for a pioneer in the Internet video streaming business during the emergence of Internet retailing, managed the merger of a NASDAQ company with a private business, led the sale of a large private company to a NYSE corporation, and has provided business strategy and financing services to a variety of other innovative consumer businesses. Previously, he was President and CEO of Benetton Sportsystem, the former sports subsidiary of the Italian-based Benetton Group (NYSE-BNG). The Benetton Sportsystem included Rollerblade, the founder of in-line skating; Prince, the inventor of oversized and wide body tennis racquets; and Nordica, a world-wide leader in ski products for over 50 years. Prior to joining Rollerblade, Shafer held the position of President of Carlisle Plastics Home and Institutional Products, a division of one of the world’s largest manufacturers of plastic products. He has also held senior management positions with other consumer goods manufacturers, was founder of two startup businesses, and has acted as strategic consultant to a variety of Fortune 500 corporations and investment companies.

No other persons are expected to make any significant contributions to the Company’s executive decisions who are not executive officers or directors of the Company.

Term of Office

Our directors are appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors or executive officers

Director Independence

The OTC Bulletin Board inter-dealer quotation system does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have any independent directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are not aware of any persons who, during the period ended December 31, 2007, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

Board of Directors Committees

The board of directors has not established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee. Accordingly, the board of directors acts in the capacity of an audit committee.

The board of directors has not established a compensation committee.

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings nor are they typically compensated for their service as directors. However, Trustcash had a pre-existing employment and consulting agreement with Mr. Shafer and Venture Resource Group LLC for the rendition of services pertinent to our operation in addition to his entitlement to shares of our common stock in connection with the acquisition of Trustcash (see the Summary Compensation Table, below). The Company may adopt a provision for compensating directors for their services in the future.

The following table provides summary information for the year 2007 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Dennis Shafer[1]	88,000	9,600	-	-	-	-	97,600

[1]	Mr. Shafer was compensated with 7,754,914 shares of the Company’s common stock on the acquisition of Trustcash on June 30, 2007.

ITEM 11	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our executive officer and for services provided by the chairman of our board of directors. Salaries are generally the only type of compensation we utilize in our executive compensation program however we have used a stock compensation award to further incentivize the chairman of our board of directors. We have utilized these forms of compensation because we feel that same are adequate to retain and motivate our executive officer and chairman The amounts we deem appropriate to compensate our executive officer and chairman are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Tables

The following table provides summary information for the years 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Kent Carasquero[1] CEO, CFO, PAO and director	2007 2006	60,000 60,000	- -	- -	- -	- -	- -	- -	60,000 60,000
Gregory Moss, former[2] CEO, CFO, PAO and director	2007	187,092	-	-	-	-	-	-	187,092

[1]	Mr. Carasquero was CEO, CFO, and PAO from January 21, 2005 until June 30, 2007 and became CEO, CFO, and PAO on February 12, 2008; he was paid $5,000 per month per consulting contracts.

[2]	Mr. Moss was CEO, CFO and PAO from June 30, 2007 to February 12, 2008 and director from June 30, 2007 to March 27, 2008; Trustcash had a pre-existing employment and consulting agreement with Mr. Moss.

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 77,549,138 shares of common stock issued and outstanding as of April 10, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Kent Carasquero CEO, CFO, PAO, and Director 325-3495 Cambie Street Vancouver, British Columbia V5Z 4R3	Common	559,680	0.7%
Dennis Shafer Chairman of the Board of Directors 400 Park Avenue, Suite 1420 New York, New York 10022	Common	7,754,914	10.0%
Greg Moss 42 West 26th Street, Bronx, New York 10471	Common	15,587,745	20.1%
Officer and Directors as a Group (2)	Common	8,314,594	10.7%

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us, except those listed below.

On November 21, 2007, the Company entered into an agreement for a loan receivable with Paivis to complete financial and due diligence on potential merger candidates The loan bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a securitization on the assets of the Company and is due and payable on November 21, 2008. As of December 31, 2007, the balance of the loans receivable is $125,000. Unpaid accrued interest amounted to $1,960 at December 31, 2007.

On November 16, 2007, the Company entered into a loan agreement with Mistral for $100,000. The loan payable bears interest at the rate of 10% per annum and shall become due and payable on November 16, 2008. The loan is collateralized by all the assets of the Company. As of December 31, 2007, the balance of the note payable is $100,000. Unpaid accrued interest amounted to $1,240 at December 31, 2007.

Effective July 1, 2007, the Company entered into a consultant agreement with Kent Carasquero for a fee of $5,000 per month. This agreement has a term of twelve months and any terminate given hereunder will be given in writing and will be delivered at least thirty days prior. For the year ended December 31, 2007, the director received $30,000 in consulting fees.

In connection with the Purchase Agreement, the Company paid one of the former members of Trustcash, LTGTTC, LLC, as partial consideration for its membership interests and in cancellation of its defaulted Trustcash secured promissory note in the principal amount of $96,155 due February 15, 2007, the sum of $200,000 in cash and issued a 5% promissory note in the principal amount of $700,000 due June 30, 2009. The note is secured by a priority security interest in all the assets of the Company and all the Company’s subsidiaries. The note is payable in full at maturity, subject to mandatory prepayments of 25% of all monies raised by the Company from future issuance of new debt or equity securities. As of December 31, 2007, the balance of the note payable is $700,000. Accrued interest amounted to $18,118 at December 31, 2007.

As of the June 30, 2007 closing of the Purchase Agreement, the Company issued 49,631,448 shares of our common stock to the former members of Trustcash as partial consideration for their Membership Interests of which 15,587,745 share were issued to Gregory Moss and 7,754,914 shares were issued to Dennis Shafer, each a former Trustcash member who were then appointed as officers and directors of Company.

On May 1, 2007, the Company agreed to issue 116,560 (shares valued at $0.50 a share for debt settlement of $58,280) to Tyee Capital Consultants Inc. Mr. Carasquero is the president and sole director of Tyee Capital Consultants Inc.

Effective February 1, 2007, Trustcash contracted with Venture Resource Group LLC for the month to month services of Dennis Shafer as Chairman of the Board in exchange for a fee of $8,000 per month. Trustcash also granted to Shafer a signing bonus equal to a 10% membership interest in Trustcash that was exchanged for a 10% ownership interest in the Company, or 7,754,914 shares of the Company’s common stock, at the June 30, 2007 closing of the acquisition of Trustcash These shares can be reacquired in the event Mr. Shafer causes the termination of his employment on or prior to June 30, 2008, or if he isterminated for cause. For the year ended December 31, 2007, the Chairman received cash compensation of $97,600 and stock compensation valued at $9,600.

Effective January 31, 2006, Trustcash employed its president and CEO, Gregory Moss, through January 30, 2009, at salary of not less than $175,000 per year, pursuant to an employment agreement between Mr. Moss and Trustcash. Mr. Moss received compensation for the year ended December 31, 2007 of $187,092.

On February 1, 2005, Kent Carasquero entered into an employment agreement with the Company. The employment agreement entitled Mr. Carasquero to a base salary of $5,000 per month. This agreement was terminated on June 30, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

Sobel & Co., LLC (“Sobel”), audited our annual financial statements and reviewed our quarterly financial statements for fiscal 2007 and 2006.

The following is an aggregate of fees billed for each of the last fiscal years for professional services rendered by our principal accountants:

Auditors’ Fees and Services
	2007	2006
Audit fees - auditing of our annual financial statements and preparation of auditors’ report.	$35,000	$0
Audit-related fees - review of each of the quarterly financial statements.	$14,488	$0
Tax fees - preparation and filing of three major tax-related forms and tax planning.	$0	$0
All other fees - other services provided by our principal accountants.	$0	$0
Total fees paid or accrued to our principal accountants	$49,488	$0

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Sobel, as detailed above, were pre-approved by the Company’s board of directors. Sobel performed all work only with their permanent full time employees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-21, and are included as part of this Form 10-K:

Financial Statements of The Company for the years ended December 31, 2007 and 2006:

Report of Independent Registered Public Accounting Firm

ConsolidatedBalance Sheets

ConsolidatedStatements of Income

Consolidated Statementsof Stockholders’ Equity

ConsolidatedStatements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 40 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of April, 2008.

TRUSTCASH HOLDINGS, INC.

/s/ Kent Carasquero

Kent Carasquero

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Carasquero	Director	April 14, 2008

Kent Carasquero

/s/ Dennis Shafer	Director	April 14, 2008

Dennis Shafer

INDEX TO EXHIBITS

Exhibit	Description

3(i)(a)*	Articles of Incorporation dated October 31,2000 (incorporated by reference from Form SB2 filed with the Commission on August 24, 2001)
3(i)(b)*	Amended Articles of Incorporation dated July 26, 2004 (incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006)
3(i)(c)*	Amended Articles of Incorporation dated April 12, 2005 (incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006)
3(i)(d)*	Amended Articles of Incorporation dated May 30, 2007 (incorporated by reference from Form 8-K filed with the Commission on June 12, 2007)
3(i)(e)*	Amended Articles of Incorporation dated June 6, 2007 (incorporated by reference from Form 8-K filed with the Commission on June 12, 2007)
3(ii)*	Bylaws (incorporated by reference from Form 8-K filed with the Commission on June 12, 2007)
10(i)*	Employment Agreement with Gregory Moss (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)
10(ii)*	Consulting Agreement with Venture Resource Group, LLC (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)
10(iii)*	Purchase Agreement with the members of Trustcash, LLC (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)
10(iv)(a)*	$700,000 Promissory Note to LTGTTC, LLC (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)
10(iv)(b)*	Security Agreement with LTGTTC, LLC (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)
10(iv)(c)*	Guaranty Agreement with LTGTTC, LLC (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)
10(v)(a)*	Ludwig Holdings Subscription Agreement for Common Stock (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)
10(v)(b)*	Brennecke Partners LLC Warrant (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)
10(v)(c)*	Registration Rights Agreement (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)
10(vi)*	Piggyback Registration Rights Agreement (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)
10(vii)*	Employment agreement with Kent Carasquero, dated February 1, 2005 (incorporated by reference from Form 10-KSB filed with the Commission on August 29, 2006)
10(viii)	Consulting agreement with Kent Carasquero, dated June 30, 2007.
14*	Code of Ethics (incorporated by reference from the Form 10-QSB filed with the Commission on February 8, 2006)
21*	Subsidiaries of the Company (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)
31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference to previous filings of the Company.