Form 10-Q
period 2008-03-31
Trustcash Holdings, Inc.
filed 2008-05-20
CIK 1157688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-49838

TRUSTCASH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3381088 (I.R.S. Employer Identification No.)

475 Lenox Road, Suite 400, Atlanta, Georgia 30326

(Address of principal executive offices) (Zip Code)

(800) 975-5196

(Registrant’s telephone number, including area code)

400 Park Avenue, Suite 1420, New York, New York 10022

(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

At May 20, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 82,699,138.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Trustcash Holdings, Inc. a Delaware corporation, and its subsidiary and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008 (Unaudited)	2007 (Audited)
Assets

Current assets
Cash	$ 41,407	$ 19,716
Accounts receivable, net of allowance for doubtful accounts	-	1,043
Loans receivable, related party	150,000	125,000
Prepaid expenses and other current assets	5,562	1,960
Total current assets	196,969	147,719
Computer equipment, net	5,910	6,374

Other assets
Computer software, net	65,348	70,762
Security deposits	3,000	3,000
Total other assets	68,348	73,762
	$ 271,227	$ 227,855

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$ 383,285	$ 248,660
Income taxes payable	1,236	1,236
Stockholders loans payable	425,000	375,000
Bridge loan payable, related party	150,000	100,000
Deferred revenue	25,083	22,451
Total current liabilities	984,604	747,347
Note payable, stockholder	700,000	700,000

Commitments and Contingencies

Stockholders' deficit
Preferred stock, 50,000,000 shares authorized, $.001 par value, none issued and outstanding	-	-
Common stock, 350,000,000 shares authorized, $.001 par value,
77,699,138 and 37,727,870 shares issued and outstanding at
March 31, 2008 and December 31, 2007	77,699	77,699
Additional paid-in capital	1,383,883	1,383,883
Accumulated deficit	(2,874,959)	(2,681,074)
	(1,413,377)	(1,219,492)
	$ 271,227	$ 227,855

The accompanying notes are an integral part of these consolidated financial statements

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	March 31,	March 31,
	2008	2007
Revenues
Gross revenue	$ 72,833	$ 42,457
Processing and credit card fees	(6,439)	(2,606)
Net revenues	66,394	39,851

Cost of revenues
Commissions and content partner fees	58,161	20,484

Gross profit	8,233	19,367

Operating expenses
Selling, general and administrative	173,215	146,897
Development costs	3,158	11,272
Depreciation and amortization expense	5,878	3,691
Total operating expenses	182,251	161,860

Loss from operations	(174,018)	(142,493)

Other income (expense)
Interest expense	(23,322)	(3,879)
Interest income	3,602	-
Gain on forgiveness of debts	-	44,512
Other expense	(147)	-
Total other income (expense), net	(19,867)	40,633

Loss before income taxes	(193,885)	(101,860)

Provision for income taxes	-	-

Net loss	$ (193,885)	$ (101,860)

Basic and fully diluted loss per common share	$ (0.00)	$ (0.00)

Weighted average number of common shares	77,699,138	37,727,870

The accompanying notes are an integral part of these consolidated financial statements

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2008	2007
Cash flows from operating activities
Net loss	$ (193,885)	$ (101,860)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	5,878	3,691
Allowance for doubtful accounts	1,043	1,014
Gain on forgiveness of debts	-	(44,512)
Changes in certain assets and liabilities:
Accounts receivable	-	(1,471)
Prepaid expenses and other current assets	(3,602)	-
Accounts payable and accrued expenses	134,625	36,728
Deferred revenue	2,632	(1,397)
Net cash used by operating activities	(53,309)	(107,807)

Cash flows from financing activities
Proceeds from bridge loan payable	25,000	175,000
Proceeds from stockholders loan payable	75,000	20,000
Payments for loans receivable, related party	(25,000)	-
Capitalized legal costs	-	(71,892)
Net cash provided by financing activities	75,000	123,108

Net increase in cash	21,691	15,301

Cash
Beginning of year	19,716	11,751
End of period	$ 41,407	$ 27,052

The accompanying notes are an integral part of these consolidated financial statements

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

1.	Nature of Business and Basis of Presentation

   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Regulation S-K of the Securities and Exchange Commission (the Commission) and includes the results of Trustcash Holdings, Inc. (“Trustcash Holdings”), formerly known as Ouvo Inc., and AP Systems, Inc. (“AP Systems”) and Trustcash, LLC (“Trustcash”), its wholly-owned subsidiaries (the “Subsidiaries”), which are collectively referred to as (the “Company”). The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 (the "10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. Accordingly, certain information and footnote disclosures required in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2008. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007.

On June 30, 2007, Trustcash Holdings entered into and simultaneously closed a Purchase Agreement (the “Agreement”) with the owners of 100% of the Membership Interest in Trustcash, LLC, and Trustcash Holdings, and through its newly formed wholly-owned subsidiary, AP Systems, became the sole member of Trustcash, LLC. Trustcash Holdings is a Delaware corporation and AP Systems is a Delaware corporation. The companies now operate under the name “Trustcash Holdings, Inc.”

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

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

1.       Nature of Business and Basis of Presentation - continued

No additional goodwill or intangible assets were recognized on completion of the transaction. The capital structure, including the number and type of shares issued, appearing in the consolidated balance sheet reflects that of the legal parent, Trustcash Holdings, including the stock issued to affect the reverse acquisition for the period after the consummation of the Agreement.

Nature of Business

The Company provides a technology platform portal to facilitate the sale of its proprietary Trustcash™ brand of “payment” or “stored value cards,” an alternative payment system that enables customers to make purchases in an anonymous capacity on the internet without using a credit card or writing a check, thereby withholding the customers’ personal information from the website whose goods or services are being purchased.

2.      Going Concern

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations; the Company experienced a deficiency of cash from operations and lacks sufficient liquidity to continue its operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern. As of March 31, 2008, the Company has accumulated deficit of approximately $2,875,000 and current liabilities exceed current assets by approximately $788,000. When its operations require additional financing, if the Company is unable to obtain it on reasonable terms, the Company will be forced to restructure, file for bankruptcy or cease operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations, obtaining financing, or completing a cohesive merger plan. Management’s plans to achieve profitability include entering into arrangements with more significant content partners which management has determined will assist in attracting new customers, and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, debt financing, and acquisitions (Note 14).

3.       Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the operations of Trustcash Holdings, Inc. (Parent) and its wholly owned subsidiary, AP Systems, Inc. (Sub) and Trustcash, LLC (LLC) a subsidiary of AP Systems, Inc. All significant account balances and transactions have been eliminated in consolidation.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

3.       Significant Accounting Policies - continued

Accounts Receivable

Accounts receivable generally are uncollateralized customer obligations arisen from a distributor. The Company carries its accounts receivable at cost billed to the customer less an allowance for doubtful accounts. Interest is not billed or accrued.

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

Computer Software

In accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalized software costs related to the design of the technology platform, the “back-end,” to facilitate the electronic payment service for processing of revenue up to the point when the software was operating. The Company also capitalizes any costs associated with enhancing the back end for new products or content offered by the Company. Computer software is being amortized by the straight-line method over the estimated useful lives of five years. Subsequent maintenance and modification costs are charged to operations as incurred.

Deferred Revenue and Revenue Recognition

The Company takes receipt of funds upon prepayment for card or activation of an on-line account. Such funds are classified as deferred revenue until the holder utilizes any portion of the balance. Upon such utilization, the Company will recognize revenue for that amount and a corresponding charge for the amount owed to the “content partners”.

Advertising

Advertising costs are expensed as incurred and amounted to $40,715 and $2,030 for the three months ended March 31, 2008 and 2007, respectively.

Development Costs

Development costs are charged to expense as incurred and includes costs associated with maintaining and expanding the functionality of the “back-end” software and internet.

Income Taxes

Deferred income taxes are reported for timing difference between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

3.       Significant Accounting Policies - continued

Income Taxes - continued

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

The Company reviews its tax positions to determine if the Company were to incur and expense or receive a benefit for uncertain tax positions. Management has determined that no uncertain tax positions have been taken. Related interest and penalties, if any, would be recorded as part of the provision for income taxes.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, stockholders loans payable and bridge loan payable approximate fair value because of the terms of these items.

Basic and Fully Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and fully diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Fully diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing fully diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Fully diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

         Concentrations of Risk

The Company maintains cash balances at a financial institution located in New York which, at times, amounts may exceed the Federal Deposit Insurance Corporation insured limits.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

3.       Significant Accounting Policies – continued

Concentrations of Risk - continued

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

The Company has one content provider that individually exceeded 10% of total content provider commissions during the three months ended March 31, 2008 and 2007.

At March 31, 2008, the directors and executive officers of the Company beneficially own approximately 11% of the common stock.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).

The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing stock-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for stock-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The Company did not have any share-based compensation for the periods of March 31, 2008 and 2007.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

3.      Significant Accounting Policies – continued

Recent Accounting Pronouncements – continued

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

4.      Loans Receivable

On November 21, 2007, the Company entered into an agreement for a loan receivable with, Paivis (Note 14). The loan bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a lien on the assets of the Company, and is due and payable on February 1, 2009. The purpose of providing the related party with funds is to complete financial and due diligence on the potential merger agreement between the parties. As of March 31, 2008, the balance of the loans receivable, related party is $150,000. Unpaid accrued interest amounted to $5,562 at March 31, 2008.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

5.     Computer Equipment

Computer equipment at March 31, 2008 is as follows:

Computer equipment                                               $ 9,275

Less accumulated depreciation                                         (3,365)

                                                                                                   $ 5,910

Depreciation expense amounted to $464 and $259 for the three months ended March 31, 2008 and 2007, respectively.

6.     Computer Software

Computer software at March 31, 2008 is as follows:

Computer software                                               $ 108,294

Less accumulated amortization                                        (42,946)

                                                                                   $ 65,348

Amortization expense amounted to $5,414 and $3,432 for the three month ended March 31, 2008 and 2007, respectively.

7.        Stockholders Loans Payable

On August 24, 2007, the Company entered into a loan agreement with one of the Company’s stockholders for $250,000. On January 1, 2008 the loan agreement was amended for an additional $50,000. The loan bears interest at the rate of 10% per annum and shall become due and payable on August 31, 2008. Unpaid accrued interest amounted to $16,563 at March 31, 2008.

$ 300,000

On November 21, 2007, the Company entered into a loan agreement with one of the Company’s stockholders for $125,000. The loan bears interest at the rate of 10% per annum and shall become due and payable on November 21, 2008. Unpaid accrued interest amounted to $5,156 at March 31, 2008.	125,000

$ 425,000

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

8.         Bridge Loan Payable, Related Party

On November 16, 2007, the Company entered into a loan agreement with one of the Company’s related parties, Mistral Ventures, Inc. (Note 14) for $100,000. On February 1, 2008 the loan agreement was amended for an additional $50,000. The loan payable bears interest at the rate of 10% per annum and shall become due and payable on February 1, 2009.

As of March 31, 2008, the balance of the note payable is $150,000. Unpaid accrued interest amounted to $4,601 at March 31, 2008.

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

As of March 31, 2008, the balance of the note payable is $700,000. Unpaid accrued interest amounted to $27,101 at March 31, 2008.

10.     Leases

The Company leased its office facilities under the terms of an operating lease that expired in February 2007 and continued month to month, terminable by either party with notice as prescribed in the agreement. The agreement required a minimum rent of $3,475 per month and additional charges for administrative costs.

Rent expense for the three months ended March 31, 2008 and 2007, amounted to $10,425 for each period. Subsequent to the period ended March 31, 2008, the lease was terminated.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

11.    Commitments

Employment

Effective January 2007, the Company entered into an agreement with an individual to act as Chairman of the Board (the “Chairman”). The agreement, which can be cancelled by either party with twenty days notice, requires compensation of $8,000 per month, commencing on February 1, 2007, and provides an equity signing bonus. For the three month period ended March 31, 2008, the Company had paid the Chairman $8,000 and had accrued $16,000. For the three month period ended March 31, 2007, total compensation was $16,000.

The Company granted the Chairman of the Board 10% ownership interest or shares of common stock upon the closing of the Agreement. Management estimated this value to be $9,600, which was charged to operations. These shares can be reacquired in the event the Chairman causes the termination of his employment on or prior to June 30, 2008, or if he is terminated for cause.

Effective January 31, 2006, the Company employed its President and CEO through January 30, 2009, at a salary of not less than $175,000 per year. The agreement automatically renews annually unless either party provides ninety days notice to terminate. Effective March 27, 2008, the board of directors of the Company accepted the resignation of the Company’s President and member of the board of directors. The President received compensation for the three months ended March 31, 2008 and 2007, amounting to $19,712 and $34,583, respectively.

  Consultants

In 2006, the Company entered into agreements with certain consultants wherein the consultants agreed to defer collection for certain charges until the earlier of a) receipt of debt or equity funding in excess of prescribed thresholds, b) revenue in excess of prescribed amounts, or c) January 2008. Since the Company is attempting to raise debt and equity funding in the near term, the deferred charges have been classified as a current liability included in accounts payable and accrued expenses. The deferred charges amounted to approximately $45,000 and $80,000 at March 31, 2008 and 2007, respectively.

The Company has an agreement with an advertising consultant for a minimum charge of $2,500 per month. The agreement expired in January 2007. At March 31, 2008, $15,000 remains outstanding and is included in accounts payable and accrued expenses.

Effective July 1, 2007, the Company entered into a consultant agreement with a director of the Company, (now interim president, chief executive officer, and chief financial officer) for a fee of $5,000 per month. This agreement has a term of twelve months and any termination given hereunder will be given in writing and will be delivered at least thirty days prior. For the three months ended March 31, 2008, the director received $7,000 in consulting fees and the Company has accrued $8,000.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

11.    Commitments - continued

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

  Litigation

In July 2006, the Company entered into a settlement agreement with a former legal counsel. Under such agreement, the Company was required to pay $50,000 upon settlement and the remaining $50,000 is payable in twenty-four monthly installments of $2,227, including interest of 6.5% per year, and is included in accounts payable and accrued expenses. Should the Company default on such monthly payments, the Company would be responsible to pay the full contested amount of approximately $161,000, plus accrued interest, less any settlement payments made. Interest expense charged for the three months ended March 31, 2008 and 2007 amounted to $213 and $423, respectively. As of March 31, 2008 and 2007 the Company was in compliance with the agreement.

In October 2006, action was brought against the Company and seeks monies arising from the Company’s alleged failure to pay for services rendered relating to public relations and marketing under a service agreement between the parties. The action is in its preliminary stages and discovery has yet been commenced. The Company denies the substance of the allegations and, in its opinion, the outcome of this action will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In February 2008, the Company received a complaint that alleges that the Company owes $29,075 for advertising services allegedly rendered during 2006. The action is in its preliminary stages and discovery has yet been commenced. The Company denies the substance of the allegations and, in its opinion, the outcome of this action will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

12.    Supplemental Disclosures with Respect to Cash Flows

      Supplemental disclosure of cash flow information:                                                                                         2008         2007
      Cash paid during the period for interest                                                                                                                                            $213        $423

      Cash paid during the period for taxes                                                                                                            $ -            $ -

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

13.    Merger and Subsequent Events

On December 20, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TCHH Acquisition Corp, a wholly-owned subsidiary of the Company (“TCHH”), and Paivis Corp., (“Paivis”), whereby the Company intended to acquire all of the issued and outstanding common shares of Paivis on a share for share exchange basis. The Merger Agreement was filed on Form 8-K with the Securities and Exchange Commission on December 28, 2007. On February 5, 2008, the parties to the Agreement and Plan of Merger agreed to amend the terms and conditions of the original agreement with the execution of an Amended and Restated Agreement and Plan of Merger (the “Amended Agreement”) which principal amendments are as follows:

•

The Company is to acquire 100% of Paivis’ outstanding common stock in exchange for a cash payment and common stock. Each issued and outstanding share of Paivis to be exchanged for the right to receive $0.10 and one (1) share of the Company’s common stock.

•	The parties have agreed to use their best efforts to consummate the transaction on or before March 31, 2008 or as soon thereafter as is reasonably practicable.
•

The Amended Agreement remains subject to the satisfaction of certain conditions precedent, most importantly to the realization of a minimum level of financing by the Company, the completion of respective audited financial statements, stockholder approvals, and the satisfaction of respective due diligence inquiries.

On April 4, 2008, the Company entered into a loan agreement with one of the Company’s stockholders, Ludwig Holdings, Inc. for $75,000. The loan payable bears interest at the rate of 10% per annum and shall become due and payable on April 8, 2009. The loan is collateralized by all the assets of the Company.

On April 10, 2008, the Company entered into a loan agreement with a related party, Tyee Capital, Inc. (a company owned by the CEO) for $80,000. The loan payable bears interest at the rate of 10% per annum and shall become due and payable on November 10, 2009. The loan is collateralized by all the assets of the Company.

On April 10, 2008, the Company purchased 150,000 shares of Paivis stock at $.016. The Company plans to continue to accumulate Paivis common shares in the open market prior to closing the Merger Agreement. Management believes that this action could ultimately reduce the cost of the merger.

On April 10, 2008, the Company entered into an agreement for a loan receivable with Paivis. The loan bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a lien on the assets of the Company and is due and payable on April 10, 2009. The purpose of providing the related party with funds is to complete financial and due diligence on the Merger Agreement between the parties.

On April 10, 2008 for the purposes of completing the merger with Paivis, the Company incorporated TCHH Acquisition Corp. in Nevada as a wholly owned subsidiary.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

13.    Merger and Subsequent Events – continued

Effective April 17, 2008 the Company relocated and changed its business address to 475 Lenox Road, Suite 400 Atlanta, Georgia 30326.

On April 24, 2008, the Company purchased 400,000 shares of Paivis stock at $.014. The Company plans to continue to accumulate Paivis common shares in the open market prior to closing the Merger Agreement. Management believes that this action could ultimately reduce the cost of the merger.

On May 7, 2008, the Company issued 5,000,000 shares of common stock to MoneyInfo LLC, in consideration for services as an investor communications consultant pursuant to a letter of mutual understanding dated April 1, 2008.

On May 8, 2008 the Company signed a three month contract with Moss Networks located in California. Moss Networks is a company dedicated to providing aggressive, innovative publicity campaigns, strategic marketing plans, and brand positioning to a wide range of businesses. The primary goal of the contract is for Moss Networks to optimize relationships and communications with existing clients with the goal of increasing revenue for the Company.

Effective May 12, 2008 the board of directors of the Company accepted the resignation of the Dennis Shafer as a member of the board of directors.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2008 and 2007.

Discussion and Analysis

The Company is a pioneer of anonymous payment systems for use on the internet through its subsidiary Trustcash, LLC. Our business is based on the sale of a stored value card (both virtual and physical) that can be used by consumers to make secure and anonymous purchases on the internet without disclosing their credit card or personal information. We provide our customers with the Trustcash™ virtual payment card, which is sold in denominations ranging from $10 to $200 online, through any of over 500 websites. Our non-reloadable, virtual Trustcash™ card is the only “stored value card” that can be purchased where no personal data is stored or available, providing a unique level of both security and privacy to the purchaser.

Strategy

We have a growth strategy focused on both internal development, including research and development, and external expansion through merger or acquisition.

Internal development is targeted at introducing our Trustcash™ payment option to a much broader consumer market. While several of the Company’s client websites have integrated the Trustcash™ payment option as a payment facility, only 1% of visitors to these websites are currently selecting our option payment. Intent on increasing usage, we intend to test different presentation methods to appeal to more potential customers by marketing our product through advertising on search engines, becoming involved with industry-oriented public relations and focusing on activities such as co-marketing with retail partners. One such presentation method has been to establish our payment option with a traditional retailer of goods that are available through eBay. We intend to duplicate this model creating new partnerships with mainstream internet retailers. While we can offer no assurance that this model will successfully attract new customers, we do believe that our overall focus on experimenting with different approaches to a wide range of retail based websites will lead to increased market awareness of our Trustcash™ payment option.

Our anticipated external expansion is based on our agreement to merge with Paivis Corp. (“Paivis”), a wholesale telecommunications carrier that offers pre-paid cards on a national basis through a series of partnerships. We expect that our intended merger with Paivis will generate depth and breadth in the services we offer and increased market penetration. The Amended and Restated Agreement and Plan of Merger dated February 5, 2008, obligates us to acquire 100% of Paivis’ outstanding common stock in exchange for a cash payment, and common stock on the basis of each outstanding share of Paivis entitling the holder to receive $0.10 and one share of our common stock.

Paivis Corp.

Paivis is a wholesale telecommunications carrier that (i) sells prepaid “point-of-sale activated” and live cards throughout many of the country’s major retail outlets (ii) provides VoIP termination to over 160 global destinations, and (iii) through a strategic partnership with O Mobile, offers nationwide prepaid mobile service packages. Paivis intends to substantially expand these operations through the acquisition of AAAA Media Services, Inc, and Detroit Phone Cards, Inc.

AAAA Media Service (“A4”) is a leader in the wholesale and retail distribution of prepaid wireless services. A4 has developed a nationwide distribution network for three main lines: T-Mobile, Boost and AT&T that are sold to telecommunications specialty and retail stores. A4 serves as a critical intermediary between wireless carriers and independent retailers fast becoming one of the largest wireless calling card distributors in the U.S. Detroit Phone Card, Inc.’s (“DPC”) prepaid wireless and calling card products reach consumers through more than 2,000 locations nationwide. DPC serves more than 30,000 wireless customers and generates over 50 million network minutes per month employing a team of customer service representatives utilizing offices, infrastructure and master dealers throughout the United States, DPC also facilitates the distribution of wireless products and services for specific carriers and manufacturers such as Sprint Nextel, Verizon Wireless, Boost Mobile and T-Mobile.

Research and Development

Given the fact that our business is necessarily dependent on and sensitive to new developments in technology, we continue to invest in the development of our technology platform in order to keep pace with technological growth and development in our industry.

Operational Funding Requirements and Commitments

The Company has been funded since inception primarily from public or private debt or equity placements or by related parties in the form of loans. We do not expect to realize sufficient revenues over the next twelve months to meet operational expenses or finance our obligations to the shareholders of Paivis under the Amended and Restated Agreement and Plan of Merger dated February 5, 2008 for which we will require a minimum of $7,000,000.

On January 30, 2008 we entered into an agreement with Mistral Ventures, Inc. (“Mistral”) whereby Mistral committed to finance us, on a best efforts basis, to a minimum of $2,000,000 but no more than $7,000,000 to ensure that we had the financing required to merge with Paivis. The agreement further required that Mistral provide us and Paivis with interim financing up to $150,000 to cover costs associated with the prospective merger. Mistral had provided us $50,000 pursuant to this agreement as of March 31, 2008. Our chief executive officer and sole director also serves as an officer and director of Mistral.

Significant Risks and Uncertainties

The Company’s business development strategy is prone to significant risks and uncertainties certain of which could have an immediate impact on its efforts to realize net cash flow and could deter the anticipated expansion of its business. Historically, the Company has not generated sufficient net cash flow to sustain operations and has had to rely on debt or equity financing to remain in business. Therefore, we cannot offer that future expectations of revenue will prove correct or be sufficient to sustain our continued operation. Should we be unable to generate future net cash flow from operations, the Company may be forced to sell assets, seek additional debt or equity financing, or otherwise cease operations. Our ability to successfully generate future net cash flow can in no way be assured.

Results of Operations

Our financial condition and results of operations depend primarily on revenue generated from the sale of our products. The Company has generated insufficient revenues and substantial losses to date and may not generate substantial revenues or achieve profitability in the near term, if at all. In addition, our financial condition is tied to our ability to realize additional debt or equity financing. There can be no assurance that an increase in sales of our products or any other sources of revenue will provide sufficient cash flows in the near term to sustain our operations and we have no commitments for additional debt or equity financing except that financing tied to our prospective merger with Paivis, which may never be finalized. Since the Company does not expect to generate sufficient cash flow in the near term, we continue to seek financing as a means to bridge the gap between operational losses and expenses. We can provide no assurance that our efforts will be successful.

During the three month period ended March 31, 2008, our operations were focused on (i) entering into agreements with Mistral and Paivis, (ii) sales and marketing of our Trustcash™ product, (iii) seeking out financing, and (iv) satisfying continuous public disclosure requirements.

Net Revenues

Net revenues for the three month period ended March 31, 2008 increased to $66,394 from $39,851 for the three month period ended March 31, 2007, an increase of 67%. The increase in net revenue in the current period was the result of increased sales of our TrustcashTM product. We expect continued growth in the marketplace and increased net revenue over the next twelve months.

Gross Profit

Gross profit for the three month period ended March 31, 2008 decreased to $8,233 from $19,367 for the three month period ended March 31, 2007, a decrease of 57%. This decrease in gross profits is due to an increase in commissions and content partner fees to $58,161 from $20,484 over the comparative three month periods. The Company expects direct costs will remain relatively consistent in future periods relative to increases in net revenues.

Expenses

Expenses for the three month period ended March 31, 2008 increased to $182,251 from $161,860 for the three month period ended March 31, 2007, an increase of 13%. The increase in expenses can be primarily attributed to the increase in selling, general and administrative expenses to $173,215 from $146,897 over the comparative three month periods. We expect that general and administrative expenses will decrease in the near term since we have recently moved our office location and reduced salary obligations. However, we do expect that general and administrative expenses will increase significantly on completion of our anticipated merger with Paivis.

Development costs for the three month period ended March 31, 2008 decreased to $3,158 from $11,272 for the three month period ended March 31, 2007, a decrease of 72%. We expect that development costs will increase in future periods as our commitment to research and development of our technology platform remains consistent.

Depreciation and amortization expenses for the three month period ended March 31, 2008 increased to $5,878 from $3,691 for the three month period ended March 31, 2007.

Loss from Operations

Loss from operations for the three month period ended March 31, 2008 increased to $174,018 from $142,493 for the three month period ended March 31, 2007, an increase of 22%. The increase in losses from operations was primarily attributable to the increase in selling, general and administrative expenses. The Company expects that losses from operations will decrease in future periods as revenues increase.

Other Income (Expense)

Other expense for the three month period ended March 31, 2008 was $19,867 compared to other income of $40,633 for the three month period ended March 31, 2007. Other expense in the current three month period can be primarily attributed to interest expenses whereas in 2007 the other income was derived from a gain on forgiveness of debts.

Net Loss

Net loss for the three month period ended March 31, 2008 increased to $193,885 from $101,860 for the three month period ended March 31, 2007, an increase of 90%. The increase in net loss over the comparative three month periods can be attributed to the increase in losses from operations and interest expenses.

Income Tax Expense (Benefit)

As at December 31, 2007, the Company has an unused net operating loss carryforward balance of approximately $956,000 that may be available to offset future taxable income.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations since inception.

Capital Expenditures

The Company did not have any capital expenditures for the three months ended March 31, 2008 and 2007.

Liquidity and Capital Resources

Cash flow used by operating activities was $53,309 for the three month period ended March 31, 2008 as compared to $107,807 for the three month period ended March 31, 2007. The decrease in cash flow used in operating activities in the current three month period can be primarily attributed to the increase in accounts payable and accrued expenses. The Company expects that cash flow used in operating activities will decrease in future periods as net losses are expected to diminish based on anticipated increased sales.

Cash flow provided by financing activities was $75,000 for the three month period ended March 31, 2008 as compared to $123,108 for the three month period ended March 31, 2007. Funds provided by financing activities in the current period are attributable to proceeds of a bridge loan totaling $25,000, a loan from a shareholder totaling $75,000, offset by the repayments of a related party loan of $25,000. The Company expects that additional cash flow will be provided by financing activities in the near term and it moves towards completing its anticipated merger with Paivis.

The Company had a working capital deficit of $787,635 as of March 31, 2008, up from $599,628 as of December 31, 2007. As of March 31, 2008 our assets totaled $271,227 and our current assets totaled $196,969, consisting primarily of cash and loans receivable. As of March 31, 2008 our current liabilities totaled $984,604, which included shareholders loans payable of $425,000, bridge loan payable of $150,000 and accounts payable with accrued expenses of $383,285. Long term liabilities totaled $700,000. Net stockholders' deficit in the Company was $1,413,377 as of March 31, 2008 and was $1,219,492 at December 31, 2007.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve months and we will have to realize debt or equity financing to fund planned operations. Our only current commitment or arrangement with respect to, or immediate source of financing, is connected to our agreement with Mistral to potentially finance our anticipated merger with Paivis. Financing pursuant to the terms of this agreement has been limited to date and can in no way be assured as it is based on Mistral’s “best efforts.” Further, no assurances can be given that alternative financing is available to complete the merger with Paivis or bridge the current shortfall between expenses and revenues. Although, the Company’s shareholders are otherwise the most likely source of financing in the form of loans or equity placements none has made any commitment for future investment. Our inability to secure financing has had a material adverse affect on our plan of operation and will continue to diminish our efforts in the event financing as anticipated is not realized.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of March 31, 2008.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2008, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion on the December 31, 2007, consolidated financial statements as to our ability to continue as a going concern as a result of recurring losses from operations, a deficiency of cash from operations, and insufficient liquidity to continue its operations. Our ability to continue as a going concern is subject to the ability of the Company to generate a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) acquiring Paivis; (ii) increasing revenues from the sale of the TrustcashTM product (iii) obtaining funding from private placement sources; (iv) obtaining additional funding from the sale of the Company’s securities; and (v) obtaining loans from various financial institutions where possible Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. If funds are not obtained, the Company may be forced to restructure, file for bankruptcy or cease operations.

Critical Accounting Policies

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2007 and 2006 included in Form 10-K filed with the Commission, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the U.S.A.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, intangible assets, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions. With respect to revenue recognition, we apply the following critical accounting policy in the preparation of our financial statements.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;

•	the sufficiency of existing capital resources;

•	our ability to raise additional capital to fund cash requirements for operations;

•	uncertainties related to the acceptance of our products and business prospects;

•	our ability to generate sufficient revenues to fund operations;

•	the volatility of the stock market and;

•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated; including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (Commission) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. The Company did not have any share-based compensation for the periods March 31, 2008 and 2007.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In February 2008, the Company received a complaint filed in Supreme Court of the State of New York, County of New York by VNU Business Media that alleges that the Company owes $29,075 for public advertising services allegedly rendered during 2006. The action is in its preliminary stages and discovery has yet been commenced. The Company denies the substance of the allegations and, in its opinion, such outcome of the action will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

In July 2006, the Company entered into a settlement agreement with a former legal counsel. Under such agreement, the Company was required to pay $50,000 upon settlement and the remaining $50,000 is payable in twenty-four monthly installments of $2,227, including interest of 6.5% per year, and is included in accounts payable and accrued expenses. Should the Company default on such monthly payments, the Company would be responsible to pay the full contested amount of approximately $161,000, plus accrued interest, less any settlement payments made. Interest expense charged for the three months ended March 31, 2008 and 2007 amounted to $213 and $423, respectively. As of March 31, 2008 the Company was in compliance with the agreement.

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

Risks Related to the Company’s Business

The Company’s Ability to Continue as a Going Concern is in Question

The Company’s auditors included an explanatory paragraph in their report of consolidated financial statements for the years ended December 31, 2007 and 2006, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include limited revenue generating activities in place and losses since inception.

Our Operating Losses may Continue into the Future, Resulting in a Decrease in Share Value

Since inception, we have incurred expenses without generating significant revenue, resulting in continuing losses and an accumulated deficit of $2,681,074 at December 31, 2007, which deficit increased to $2,874,959 at March 31, 2008. During the three months ended March 31, 2008, we recorded a net loss of $193,885. Current liabilities exceed current assets by approximately $788,000. We will continue to incur operating losses until we enter into sales agreements with more significant content providers; we can provide no assurance as to whether this will happen or if it will result in profits Such continuing losses could result in a decrease in share value.

Inability to Meet Cash Flow Requirements; Immediate Need for Substantial Additional Capital

To date, Company’s operations have been primarily financed through debt and the sale of equity. We do not have adequate cash flow from operations or financing activities to meet our needs. If unanticipated expenses, problems, or unforeseen business difficulties arise, we will not be able to continue to operate within our budget, and additional funds would be necessary to sustain operations. Additional financing is now being sought. Such financings likely would result in the dilution of current shareholder interests, which may be detrimental to the business, image or reputation of the Company. We may not be able to obtain additional funds on acceptable terms, or at all. We do not currently have any established third-party bank credit arrangements. Should we be unable to obtain additional funds when needed, we could be required to restructure, file for bankruptcy or cease operations.

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

Potential Liability for Online Content

The Company may face potential liability for claims based on the nature and content of the websites, which principally provide adult entertainment and dating services, which accept TrustcashTM as a form of payment. Our general liability insurance may not cover any such liability or the cost of defending any such claims.  Therefore, any such claims or imposition of liability could have a material adverse effect on our reputation, financial condition and results of operations.  There can be no assurance that contractual provisions attempting to limit our liability in such areas would be successful or enforceable, or that other parties would accept such contractual provisions as part of our agreements, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Expectation of a Merger with Paivis

The Company has based much of its plan of operation going forward on the prospective merger with Paivis Corp. a wholesale telecommunications carrier that offers pre-paid cards on a national basis through a series of partnerships. However, in order to complete the merger with Paivis the Company will have to meet certain conditions imposed by the terms of its merger agreement including sufficient financing and shareholder approval in addition to complying with those rules and regulations of the Securities and Exchange Commission. Management can provide no assurance that the expected merger of the Company and Paivis will be completed despite their efforts to move towards this objective. Should the Company not be able to complete the anticipated merger its plan of operation will be severely challenged and its effectiveness as an ongoing business brought into question.

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

Our Internal Controls over Financial Reporting may not be Considered Effective, which Evaluation could result in a Loss of Investor Confidence in our Financial Reports and in turn have an Adverse Effect on our Stock Price

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

The Company’s Shareholders may face Significant Restrictions on their Stock.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2008, the Company issued 5,000,000 shares of common stock to MoneyInfo LLC, in consideration for services as an investor communications consultant pursuant to a letter of mutual understanding dated April 1, 2008. The Company issued the shares relying on exemptions provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

The Company complied with the exemptions’ requirements based on the following factors: (i) the issuance was an isolated private transaction by the Company which did not involve a public offering; (ii) there was only one offeree who was issued the Company’s stock for services; (iii) the offeree committed to hold the stock as required by applicable securities laws; (iv) there were no subsequent or contemporaneous public offerings of the stock; (v) the stock was not broken down into smaller denominations; and (vi) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 36 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCash Holdings, Inc.

/s/ Kent Carasquero                              May 20, 2008

Kent Carasquero

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

EXHIBITS

Exhibit     Description

3(i)(a)*        Articles of Incorporation dated October 31, 2000 (incorporated by reference from Form SB-2 filed with the Commission on August 24, 2001)

3(i)(b)*        Amended Articles of Incorporation dated July 26, 2004 (incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006)

3(i)(c)*        Amended Articles of Incorporation dated April 12, 2005 (incorporated by reference from Form 10-QSB filed with the Commission on February 8, 2006)

3(i)(d)*        Amended Articles of Incorporation dated May 30, 2007 (incorporated by reference from Form 8-K filed with the Commission on June 12, 2007)

3(i)(e)*        Amended Articles of Incorporation dated June 6, 2007 (incorporated by reference from Form 8-K filed with the Commission on June 12, 2007)

3(ii)*            Bylaws (incorporated by reference from Form 8-K filed with the Commission on June 12, 2007)

10(i)*           Employment agreement with Kent Carasquero, dated February 1, 2005 (incorporated by reference from Form 10-KSB filed with the Commission on August 29, 2006)

10(ii)*          Consulting agreement with Kent Carasquero, dated June 30, 2007 (incorporated by reference from the Form 10-K filed with the Commission on April 14, 2008).

10(iii)*         Employment Agreement with Gregory Moss (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)

10(iv) *        Consulting Agreement with Venture Resource Group, LLC (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)

10(v) *         Purchase Agreement with the members of Trustcash, LLC (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)

10(vi)(a)*     $700,000 Promissory Note to LTGTTC, LLC (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)

10(vi)(b)*      Security Agreement with LTGTTC, LLC (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)

10(vi)(c)*      Guaranty Agreement with LTGTTC, LLC (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)

10(vii)(a)*     Ludwig Holdings Subscription Agreement for Common Stock (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)

10(vii)(b)*     Brennecke Partners LLC Warrant (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)

10(vii)(c)*     Registration Rights Agreement (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)

10(viii)*         Piggyback Registration Rights Agreement (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)

10(ix)*           Loan Agreement dated August 24, 2007 with Ludwig Holdings Ltd. (incorporated by reference from the Form 10-K filed with the Commission on April 14, 2008).

10(x)*            Summary of Proposed Terms for an Acquisition of Paivis Corp. dated October 5, 2007 (incorporated by reference from the Form 8-K filed with the Commission on October 15, 2007).

10(xi)             Amended Loan Agreement dated January 1, 2008 with Ludwig Holdings Ltd.

10(xii)            Term Sheet dated January 30, 2008 with Mistral Ventures, Inc. and Paivis Corp.

10(xiii)           Loan Agreement dated February 18, 2008 with Mistral Ventures, Inc.

10(xiv)           Letter of Mutual Understanding dated May 7, 2008 with MoneyInfo, LLC.

10(xv)           Amended Loan Agreement dated April 4, 2008 with Ludwig Holdings Ltd.

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