Form 10-Q
period 2008-06-30
Trustcash Holdings, Inc.
filed 2008-08-14
CIK 1157688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

t33259 rsid4399219 (Address of principal executive offices) (Zip Code)

(800) 975-5196

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

At August 14, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 132,674,138.

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

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets

Current assets
Cash	$ 29,329	$ 19,716
Investments	2,145	-
Accounts receivable, net of allowance for doubtful accounts	-	1,043
Loans receivable related party	330,000	125,000
Prepaid expenses and other current assets	13,833	1,960
Total current assets	375,307	147,719
Computer equipment, net	-	6,374
Other assets
Computer software, net	59,933	70,762
Security deposits	-	3,000
Total other assets	59,933	73,762

	$ 435,240	$ 227,855
Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$ 407,839	$ 248,660
Income taxes payable	1,236	1,236
Stockholders loans payable	255,000	375,000
Bridge loan payable, related party	250,000	100,000
Bridge loans payable	393,000	-
Note payable, stockholder	700,000	-
Deferred revenue	26,477	22,451
Total current liabilities	2,033,552	747,347
Note payable, stockholder	-	700,000

Stockholders' deficit
Preferred stock, 25,000,000 shares authorized, $.001 par value,
none issued and outstanding Series A Convertible Preferred Stock, 25,000,000 shares authorized, $.001 par value, none issue and outstanding	- -	- -
Common stock, 350,000,000 shares authorized, $.001 par value,
82,699,138 and 77,699,138 shares issued and outstanding at
June 30, 2008 and December 31, 2007	82,699	77,699
Additional paid-in capital	1,573,883	1,383,883
Accumulated deficit	(3,248,765)	(2,681,074)
Accumulated other comprehensive loss	(6,129)	-
	(1,598,312)	(1,219,492)
	$ 435,240	$ 227,855

The accompanying notes are an integral part of these consolidated financial statements

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Three	Three
	Six Months Ended	Six Months Ended	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues
Gross revenue	$ 142,473	$ 64,225	$ 69,640	$ 21,768
Processing and credit card fees	(12,953)	(4,831)	(6,514)	(2,225)
Net revenues	129,520	59,394	63,126	19,543

Cost of revenues
Commissions and content partner fees	114,836	32,220	56,675	11,483

Gross profit	14,684	27,174	6,451	8,060

Operating expenses
Selling, general and administrative	513,344	392,029	340,129	289,898
Development costs	4,057	33,516	899	22,244
Depreciation and amortization expense	11,293	7,740	5,415	4,048
Total operating expenses	528,694	433,285	346,443	316,190

Loss from operations	(514,010)	(406,111)	(339,992)	(308,130)

Other income (expense)
Interest expense	(58,198)	(110,383)	(34,876)	(106,504)
Interest income	10,572	-	6,970	-
Dividend income	2	-	2	-
Gain on forgiveness of debts	-	44,512	-	44,512
Loss on disposal of assets	(5,910)	-	(5,910)	-
Other expense	(147)	-	-	-
Total other income (expense), net	(53,681)	(65,871)	(33,814)	(61,992)

Loss before income taxes	(567,691)	(471,982)	(373,806)	(370,122)

Provision for income taxes	-	-	-	-

Net loss	$ (567,691)	$ (471,982)	$ (373,806)	$ (370,122)

Basic and fully diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.01)

Weighted average number of common shares	78,550,786	38,683,558	79,402,435	39,628,746

The accompanying notes are an integral part of these consolidated financial statements

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net loss	$ (567,691)	$ (471,982)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities
Depreciation and amortization	11,293	7,740
Allowance for doubtful accounts	1,043	1,014
Gain on forgiveness of debts	-	44,512
Stock issued for services	195,000	9,600
Loss on disposal of assets	5,910	-
Changes in certain assets and liabilities
Accounts receivable	-	2,894
Prepaid expenses and other current assets	(11,873)	(19,417)
Accounts payable and accrued expenses	159,179	(106,463)
Deferred revenue	4,026	3,145
Net cash used by operating activities	(203,113)	(528,957)

Cash flows from investing activities
Purchase of investments	(8,274)	-
Acquisition of computer equipment	-	(1,060)
Acquisition of computer software	-	(7,250)
Security deposit	3,000	-
Cash received in merger	-	4,692
Payments for loans receivable	(205,000)	-
Net cash used by investing activities	(210,274)	(3,618)

Cash flows from financing activities
Proceeds from bridge loan payable, related party	150,000	-
Proceeds from bridge loan payable	18,000	-
Payments for stockholders loan payable	(20,000)	(96,155)
Proceeds from stockholders loan payable	275,000	20,000
Net effect of issuance of stock and recapitalization	-	740,358
Net cash provided by financing activities	423,000	664,203

Net increase in cash	9,613	131,628

Cash
Beginning of period	19,716	11,751
End of period	$ 29,329	$ 143,379

The accompanying notes are an integral part of these consolidated financial statements

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1.     Nature of Business and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared with the requirements of Form 10-Q and Regulation S-K of the Securities and Exchange Commission (the Commission) and includes the results of Trustcash Holdings, Inc. (“Trustcash Holdings”), formerly known as Ouvo Inc., and AP Systems, Inc. (“AP Systems”) and Trustcash, LLC (“Trustcash”), its wholly-owned subsidiaries (the “Subsidiaries”) and TCHH Acquisition Corp. (“TCHH”), which are collectively referred to as (the “Company”). The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is presented for comparative purposes. All other financial statements are unaudited. Accordingly, certain information and footnote disclosures required in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2008.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2008 and the results of its operations and cash flows for the three and six months ended June 30, 2008.

On June 30, 2007, Trustcash Holdings entered into and simultaneously closed a Purchase Agreement (the “Agreement”) with the owners of 100% of the Membership Interest in Trustcash and Trustcash Holdings and through its newly formed wholly-owned subsidiary, AP Systems, became the sole member of Trustcash. Trustcash Holdings is a Delaware corporation and AP Systems is a Delaware corporation. The companies now operate under the name “Trustcash Holdings, Inc.”

Pursuant to the Agreement, AP Systems became the sole member of Trustcash, and as partial consideration for the membership interest, Trustcash Holdings issued to the former members of Trustcash 49,631,448 shares of common stock. The Company also paid to one of the former Trustcash owners, as partial consideration for its membership interests and in cancellation of its Trustcash secured promissory note, the sum of $200,000, in cash, including interest and issued its 5% note in the principal amount of $700,000 (See Note 10).

For accounting purposes the acquisition was considered a reverse acquisition, an acquisition transaction where the acquired company, Trustcash, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction was treated as a recapitalization by Trustcash Holdings rather than a purchase of Trustcash by Trustcash Holdings was because Trustcash Holdings was a shell company. As reported in its Form 10-QSB for the quarter ended March 31, 2007, Trustcash Holdings had cash of approximately $59,000, other assets of approximately $177,000, and liabilities of approximately $479,000.

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

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1.     Nature of Business and Basis of Presentation - continued

On April 20, 2008, for the purposes of completing a merger with Paivis Corp. (“Paivis”) (Note 17), the Company incorporated TCHH in Nevada as a wholly owned subsidiary.

Nature of Business

The Company provides a technology platform portal to facilitate the sale of its proprietary TrustcashTM brand of “payment” or “stored value cards,” an alternative payment system that enables customers to make purchases in an anonymous capacity on the internet without using a credit card or writing a check, thereby withholding the customers’ personal information from the website whose goods or services are being purchased.

2. Going Concern

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations; the Company experienced a deficiency of cash from operations and lacks sufficient liquidity to continue its operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue which is adequate to cover its administrative costs for a period in excess of one year and allow it to continue as a going concern. As of June 30, 2008, the Company has accumulated deficit of approximately $3,249,000 and current liabilities exceed current assets by approximately $1,658,000. When its operations require additional financing, if the Company is unable to obtain it on reasonable terms, the Company will be forced to restructure, file for bankruptcy or cease operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations, obtaining financing, or completing a cohesive merger plan. Management’s plans to achieve profitability include entering into arrangements with more significant content partners which management has determined will assist in attracting new customers, and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, debt financing, and acquisitions (Note 17).

3. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the operations of Trustcash Holdings (Parent) and its wholly owned subsidiaries, AP Systems and Trustcash, a subsidiary of AP Systems and TCHH. All significant accounts and transactions have been eliminated in consolidation.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

3. Significant Accounting Policies - continued

Investments

The Company’s investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Available for sale securities are recorded at fair value, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The fair value of the securities is determined by quoted market prices.

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

Computer Equipment

Computer equipment is recorded at cost and is being depreciated by the straight-line method over estimated useful lives of five years. Effective April 1, 2008, the Company disposed of all of its computer equipment and recorded a loss on the disposal of assets of $5,910. Maintenance and repairs are charged to operations as incurred.

Computer Software

In accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalized software costs related to the design of the technology platform, the “back-end,” to facilitate the electronic payment service for processing of revenue up to the point when the software was operating. The Company also capitalizes any costs associated with enhancing the back-end for new products or content offered by the Company. Computer software is being amortized by the straight-line method over the estimated useful lives of five years. Subsequent maintenance and modification costs are charged to operations as incurred.

Deferred Revenue and Revenue Recognition

The Company takes receipt of funds upon prepayment for card or activation of an on-line account. Such funds are classified as deferred revenue until the holder utilizes any portion of the balance. Upon such utilization, the Company will recognize revenue for that amount and a corresponding charge for the amount owed to the “content partners.”

Advertising

Advertising costs are expensed as incurred and amounted to $15,500 and $8,200 for the three months ended June 30, 2008 and 2007, respectively. Advertising expense for the six month period ended June 30, 2008 and 2007, amounted to $56,215 and $10,118, respectively.

Development Costs

Development costs are charged to expense as incurred and include costs associated with maintaining and expanding the functionality of the “back-end” software and internet.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

3. Significant Accounting Policies - continued

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

The Company files taxes in the state of New York and Georgia and is taxed as a regular corporation in each state.

The Company reviews its tax positions to determine if the Company was to incur an expense or receive a benefit for uncertain tax positions. Management has determined that no uncertain tax positions have been taken. Related interest and penalties, if any, would be recorded as part of the provision for income taxes.

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

Fair Value of Financial Instruments

The carrying value of cash, investments, notes receivable, accounts payable and accrued liabilities and notes and loans payable approximates their fair value because of the short maturity of these instruments.

Basic and Fully Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of both basic and fully diluted ("diluted") earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

3. Significant Accounting Policies - continued

Concentrations of Risk

The Company maintains cash balances at a financial institution which, at times, amounts may exceed the Federal Deposit Insurance Corporation insured limits.

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

The Company has one content provider that individually exceeded 10% of total content providers commissions during the six months ended June 30, 2008. The Company had three content providers that individually exceeded 10% of total content provider commissions during the six months ended June 30, 2007

Use of Estimates

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

The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing stock-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for stock-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” See Note 11 for share-based compensation for the three month period ended June 30, 2008.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

3. Significant Accounting Policies - continued

Recent Accounting Pronouncements - continued

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

3. Significant Accounting Policies - continued

Recent Accounting Pronouncements - continued

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements - An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 will not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) will not have an impact on the Company’s financial statements.

4.     Investments and Other Comprehensive Loss

Investments:

The investments are comprised of 550,000 shares of Paivis (Note 17) stock. The Company plans to continue to accumulate Paivis common shares in the open market. Investments are summarized at June 30, 2008 as follows:

                                                                                                  Unrealized
                                                                                     Costs             Loss            Fair Value
Available for sale securities:

Common stocks                                                   $ 8,274          ($ 6,129)         $ 2,145

     Other Comprehensive Loss is comprised as follows:

			Three	Three
	Six Months Ended	Six Months Ended	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net loss	$ (567,691)	$ (471,982)	$ (373,806)	$ (370,122)

Unrealized loss	(6,129)	-	(6,129)	-

Other Comprehensive loss	$(573,820)	$(471,982)	$(379,935)	$(370,122)

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

5. Loans Receivable

On November 21, 2007, the Company entered into an agreement for a loan receivable with Paivis (Note 17). On April 10, 2008 the loan agreement was amended for an additional $80,000. On May 15, 2008 the loan agreement was amended for an additional $100,000. The loan bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a lien on the assets of the Paivis, and is due and payable on May 15, 2009. The purpose of providing the related party with funds is to complete financial and due diligence on the potential merger agreement between the parties.

As of June 30, 2008, the balance of the loans receivable is $330,000. Unpaid accrued interest amounted to $12,533 at June 30, 2008.

6.     Computer Software

Computer software at June 30, 2008 is as follows:

Computer software                                                   $ 108,294

          Less: accumulated amortization                                   (48,361)

                                                                             $ 59,933

Amortization expense amounted to $5,415 and $1,229 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense amounted to $10,828 and $6,865 for the six months ended June 30, 2008 and 2007, respectively.

7. Stockholders Loans Payable

On November 21, 2007, the Company entered into a loan agreement with one of the Company’s stockholders, Tyee Capital Consultants, Inc., for $125,000. During the year 2008, the loan was amended for an additional $130,000. The loan bears interest at the rate of 10% per annum and is due and payable on June 27, 2009. The loan is collateralized by all the assets of the Company. At the option of the stockholder, at any time, the loan can be converted to equity in the authorized capital stock of the Company by the allotment and issuance of common shares or Preferred Series A Convertible shares.

As of June 30, 2008, the balance of the note payable is $255,000. Unpaid accrued interest amounted to $10,569 at June 30, 2008.

8. Bridge Loan Payable, Related Party

On November 16, 2007, the Company entered into a loan agreement with one of the Company’s related parties, Mistral Ventures, Inc. for $100,000. On February 1, 2008 the loan agreement was amended for an additional $50,000. On May 13, 2008 the loan agreement was amended for an additional $100,000. The loan payable bears interest at the rate of 10% per annum and shall become due and payable on May 13, 2009. The loan is collateralized by all the assets of the Company.

As of June 30, 2008, the balance of the note payable is $250,000. Unpaid accrued interest amounted to $9,813 at June 30, 2008.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9. Bridge Loans Payable

On August 24, 2007, the Company entered into a loan agreement with one of the Company’s stockholders, Ludwig Holdings, Ltd. for $250,000. On January 1, 2008 the loan agreement was amended for an additional $50,000. On April 16, 2008, Ludwig Holdings, Ltd. assigned all of its rights, title and interest in the August 24, 2007 loan to Bayside Management Corp. The loan bears interest at the rate of 10% per annum and shall become due and payable on August 31, 2008. The loan may be converted to equity at any time. Upon default of the loan, the loan shall automatically convert to equity in the authorized capital stock of the Company by the allotment and issuance of Preferred Series A Convertible shares. Unpaid accrued interest amounted to $24,435 at June 30, 2008.

$ 300,000

On April 4, 2008, the Company entered into a loan agreement with one of the Company’s stockholders, Ludwig Holdings. Inc. for $75,000. On April 16, 2008, Ludwig Holdings, Ltd. assigned all of its rights, title and interest in the loan to Bayside Management Corp. The loan payable bears interest at the rate of 10% per annum and shall become due and payable on April 4, 2009. The loan may be converted to equity at any time. Upon default of the loan, the loan shall automatically convert to equity in the authorized capital stock of the Company by the allotment and issuance of Preferred Series A Convertible shares. Unpaid accrued interest amounted to $1,720 at June 30, 2008.

75,000
On May 29, 2008, the Company entered into a loan agreement with EAM Family Ltd. for $10,000. The loan bears interest at the rate of 10% per annum and shall become due and payable on May 29, 2009. The loan is collateralized by all the assets of the Company. At the option of the lender, at any time, the loan can be converted to equity in the authorized capital stock of the Company by the allotment and issuance of common shares or Preferred Series A Convertible shares. Unpaid accrued interest amounted to $88 at June 30, 2008.	10,000
On June 9, 2008, the Company entered into a loan agreement with Greenwood Capital for $8,000. The loan bears interest at the rate of 10% per annum and shall become due and payable on June 9, 2009. The loan is collateralized by all the assets of the Company. At the option of the lender, at any time, the loan can be converted to equity in the authorized capital stock of the Company by the allotment and issuance of common shares or Preferred Series A Convertible shares. Unpaid accrued interest amounted to $46 at June 30, 2008.	8,000
$ 393,000

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

10. Note Payable, Stockholder

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

As of June 30, 2008, the balance of the note payable is $700,000. Unpaid accrued interest amounted to $36,196 at June 30, 2008.

11. Stockholders’ Deficit

The authorized capital stock of the Company as of June 30, 2008 consists of 400,000,000 shares of authorized capital stock, which have been divided into 50,000,000 shares of Preferred Stock, par value $.001 per share, of which no shares of Preferred Stock are issued or outstanding, and 350,000,000 shares of Common Stock, par value $.001 per share, of which 82,699,138 shares are issued and outstanding.

On April 1, 2008, the Company entered into an investor communications consultant agreement in which the Company paid a consultant fee of 5,000,000 shares of restricted stock for the services to be rendered valued at $195,000.

12. Series A Convertible Preferred Stock

On June 30, 2008, the board of directors designated 25,000,000 of the 50,000,000 preferred shares authorized, par value $.001 per share, as “Series A Convertible Preferred Stock” (the “Series A Preferred Stock), which principal powers, designations, preferences and relative participating, optional or other rights and qualification, limitations and restrictions are as follows:

•     The Series A Preferred Stock holders will be entitled to vote together with the holders of the common stock as a single class on all matters submitted for a vote of holders of common stock.

•     The Series A Preferred Stock holders will be entitled to cast two (2) votes for each vote that such holder would be entitled to cast had such holder converted his or her Series A Preferred Stock into shares of common stock as of the date immediately prior to the record date for determining the stockholders of the Company eligible to vote on any such matters.

•     The Series A Preferred Stock holders will be entitled to convert each share of Series A Preferred Stock, at any time, into five (5) shares of common stock as of the conversation date.

•     The Series A Preferred Stock holders will be entitled to certain anti-dilution protection in case of capital reorganization, reclassification, or otherwise.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

13. Stock Option Plan

On June 30, 2008, the board of directors of the Company approved the Company’s 2008 Stock Option Plan (“Plan”). The Plan is intended to promote the interests of the Company by providing eligible persons with the opportunity to acquire or increase their interest in the Company as an incentive for them to continue their employment or service. The board believes that such an incentive will help enhance stockholder value.

The maximum number of shares of common stock that may be issued over a ten (10) year term of the Plan shall not exceed 10,000,000 shares, 1,000,000 of which may be issued as incentive stock options (“ISO”) and 9,000,000 of which may be issued as non-statutory stock options (“NSO”). Employees will be eligible for ISOs and NSOs under the Plan. Non-employee members of the board of directors and consultants will be eligible for NSOs. If stockholder approval is not obtained within twelve months after the date of the board of directors’ adoption of the Plan, no options may be exercised under the Plan.

No options have been granted pursuant to the Plan as of the date of this report.

14. Leases

The Company leased its office facilities in New York under the terms of an operating lease. The agreement required minimum rent of $3,475 per month and additional charges for administrative costs. This lease was terminated and effective April 17, 2008 the Company changed its business address to 475 Lenox Road, Suite 400, Atlanta, Georgia 30326. The new lease agreement is $125 per month plus additional charges for administrative assistance.

Rent expense for the three months ended June 30, 2008 and 2007, amounted to $3,079 and $13,900, respectively. Rent expense for the six months ended June 30, 2008 and 2007, amounted to $13,504 and $24,025, respectively.

15. Commitments

Employment

Effective January 2007, the Company entered into an agreement with an individual to act as Chairman of the Board (the “Chairman”). The agreement, which can be cancelled by either party with twenty days notice, requires compensation of $8,000 per month, commencing on February 1, 2007, and provides an equity signing bonus. Effective May 12, 2008, the board of directors of the Company accepted the resignation of the Chairman as a member of the board of directors.

For the three month period ended June 30, 2008, the Company accrued $8,000 for the Chairman. For the six month period ended June 30, 2008, the Company paid $8,000 to the Chairman and accrued $24,000 on the balance. For the three month period ended June 30, 2007, total compensation amounted to $16,000. For the six month period ended June 30, 2007, the Chairman received $40,000 in compensation.

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

15. Commitments - continued

Employment - continued

Effective January 31, 2006, the Company employed its President and CEO through January 30, 2009, at a salary of not less that $175,000 per year. The agreement automatically renews annually unless either party provides ninety days notice to terminate. Effective March 27, 2008, the board of directors of the Company accepted the resignation of the Company’s President and member of the board of directors. The President received compensation for the three months period ended June 30, 2008 and 2007 amounted to $19,712 and $77,832, respectively. For the six month period ended June 30, 2008 and 2007, amounted to $19,712 and $112,415.

Consultants

In 2006, the Company entered into agreements with certain consultants wherein the consultants agreed to defer collection for certain charges until the earlier of a) receipt of debt or equity funding in excess of prescribed thresholds, b) revenue in excess of prescribed amounts, or c) January 2008. Since the Company is attempting to raise debt and equity funding in the near term, the deferred charges have been classified as a current liability included in accounts payable and accrued expenses. The deferred charges amounted to approximately $45,000 at June 30, 2008.

The Company has an agreement with an advertising consultant for a minimum charge of $2,500 per month. The agreement expired in January 2007. At June 30, 2008, $15,000 remains outstanding and is included in accounts payable and accrued expenses.

Effective July 1, 2007, the Company entered into a consultant agreement with a director of the Company, (now interim president, chief executive officer, and chief financial officer) for a fee of $5,000 per month. This agreement has a term of twelve months and any termination given hereunder will be given in writing and will be delivered at least thirty days prior. For the three months ended June 30, 2008, the Company has accrued the entire quarterly payment of $15,000. For the six months ended June 30, 2008, the director received $15,000 in consulting fees and the Company has accrued $15,000.

On May 8, 2008 the Company signed a 3 month contract with Moss Networks located in California. Moss Networks is a company dedicated to providing aggressive, innovative publicity campaigns, strategic marketing plans, and brand positioning to a wide range of businesses. The primary goal of the contract is for Moss Networks to optimize relationships and communications with existing clients with the goal of increasing revenue for the Company. The Company has paid $5,000 in consulting fees pertaining to this contract for the three month period ended June 30, 2008.

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

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

15. Commitments - continued

Litigation

In July 2006, the Company entered into a settlement agreement with a former legal counsel. Under such agreement, the Company was required to pay $50,000 upon settlement and the remaining $50,000 is payable in twenty-four monthly installments of $2,227, including interest of 6.5% per year, and is included in accounts payable and accrued expenses. Should the Company default on such monthly payments, the Company would be responsible to pay the full contested amount of approximately $161,000, plus accrued interest, less any settlement payments made. Interest expense charged for the three months ended June 30, 2008 and 2007 amounted to $407 and $1,138, respectively. Interest expense charged for the six months ended June 30, 2008 and 2007 amounted to $620 and $1,138, respectively. As of June 30, 2008, the Company was in compliance with the agreement. Subsequent to June 30, 2008, the Company paid in full and satisfied the outstanding debt.

In October 2006, action was brought against the Company seeking retribution arising from the Company’s alleged failure to pay for services rendered relating to public relations and marketing under a service agreement between the parties. The action is in its preliminary stages and discovery has not yet commenced. The Company denies the substance of the allegations and, in its opinion, such outcome of the action will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In February 2008, the Company was issued a summons alleging the Company owes $29,075 for services rendered during the year 2006. Although the Company denies the substance of the summons, the Company settled in connection of the matter on June 26, 2008, for the amount above plus interest. The total amount has been recorded in full as of June 30, 2008.

On June 26, 2008, the Company entered into a Settlement Agreement with VNU wherein the Company agreed to pay VNU the sum of $29,075 in principal and $5,532 of interest, for a total of $34,309, payable as follows: The $5,000 on or before July 15, 2008, $2,664 commencing on August 15, 2008 and the same sum monthly thereafter on the 15th day of each succeeding month until the entire balance of $34,309 is paid in full. The parties understand that if the VNU collects any funds due in this matter from the individual defendant, Greg Moss, the co-defendant Hooksafe,LLC d/b/a Trust Cash shall be given credit towards this obligation

16. Supplemental Disclosures with Respect to Cash Flows

      Supplemental disclosure of cash flow information:                                                                                   2008                    2007

      Cash paid during the period for taxes                                                                                                      $ -                        $ -

      Cash paid during the period for interest                                                                                                   $ 620                    $ 1,138

TRUSTCASH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

17. Merger

On December 20, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TCHH, a wholly-owned subsidiary of the Company, and, Paivis, whereby the Company intended to acquire all of the issued and outstanding common shares of Paivis on a share for share exchange basis. The Merger Agreement was filed on Form 8-K with the Securities and Exchange Commission on December 28, 2007. On February 5, 2008, the parties to the Agreement and Plan of Merger agreed to amend the terms and conditions of the original agreement with the execution of an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”). Effective June 26, 2008, the Company and Paivis agreed, through a letter of understanding, to continue the Amended Merger Agreement’s past the proscribed closing date until such time as securing a suitable financing commitment for the combined businesses.

18. Subsequent Events

On July 8, 2008, the Company entered into a debt settlement agreement with each of Park Heights Investment Holdings, Corp., Detour Adventures Inc., Oncor Entertainment, Inc, RMI Management Ltd., Xcel Associates, Inc. and Greenwood Capital Holdings, Inc. who were each assigned $26,660 of the $300,000 bridge loan payable to Bayside Management Corp. (Note 9).

On July 8, 2008, the Company entered into a debt settlement agreement with Oncor Entertainment, Inc, who was assigned $26,600 of the $300,000 bridge loan payable to Bayside Management Corp. (Note 9).

On July 8, 2008, the board of directors issued 1,333,000 Series A Preferred Shares to each of Detour Adventures Inc., RMI Management Ltd., Xcel Associates, Inc. and Greenwood Capital Holdings, Inc. and 1,330,000 Series A Preferred Shares to Oncor Entertainment, Inc.

On July 8, 2008, the Company received notices demanding the conversion of Series A Preferred Shares into par value $0.001 per share, common shares from each Park Heights Investment Holdings, Corp., Detour Adventures Inc., Oncor Entertainment, Inc., RMI Management Ltd., Xcel Associates, Inc. and Greenwood Capital Holdings, Inc.

On July 8, 2008, the board of directors authorized the issuance of 6,665,000 par value $0.001 per share, common shares to each Park Heights Investment Holdings, Corp., Detour Adventures Inc., RMI Management Ltd., Xcel Associates, Inc. and Greenwood Capital Holdings, Inc. and 6,650,000 common shares to Oncor Entertainment, Inc.

On July 8, 2008, the Company entered into a debt settlement agreement with Tyee Capital Consultants, Inc. (Note 7) and agreed to issue 10,000,000 par value $0.001 per share, of common shares.

On August 1, 2008 the Company amended and replaced a loan agreement with Ludwig Holdings, Ltd. for $75,000 which loan was previously assigned to Bayside Management Corp..

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below.

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2008 and 2007.

Discussion and Analysis

The Company, through its subsidiary Trustcash, LLC, is a pioneer of anonymous payment systems for use on the internet. Our business is based on the sale of a stored value card (both virtual and physical) that can be used by consumers to make secure purchases on the internet without disclosing their credit card or personal information. We provide our customers with the Trustcash™ virtual payment card, which is sold online through any of over 500 websites in denominations ranging from $10 to $200. Our non-reloadable, virtual Trustcash™ card is the only “stored value card” that can be purchased where no personal data is stored or available, providing a unique level of both security and privacy to the purchaser.

Strategy

The Company has a growth strategy which is focused both on internal development, including research and development, and on external expansion through merger or acquisition.

Internal Development

Our internal development is targeted at introducing our Trustcash™ payment option to a much broader consumer market. While several of the Company’s client websites have integrated the Trustcash™ payment option as a payment facility, only 1% of visitors to these websites are currently selecting our option payment. Intent on increasing usage, we have begun testing different presentation methods to appeal to more potential customers by marketing our product through advertising on search engines, becoming involved with industry-oriented public relations and focusing on activities such as co-marketing with retail partners. One such presentation method has been to establish our payment option with a traditional retailer of goods that are available through eBay. We have begun duplicating this model creating new partnerships with mainstream internet retailers. While we can offer no assurance that this model will successfully attract new customers, we do believe that our overall focus on experimenting with different approaches to a wide range of retail based websites will lead to increased market awareness of our Trustcash™ payment option.

Given the fact that our business is necessarily dependent on and sensitive to new developments in technology, we continue to invest in the development of our technology platform in order to keep pace with technological growth and development in our industry.

External Expansion

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

We had anticipated closing our merger with Paivis on or before June 30, 2008 however market conditions and our inability to secure the necessary funding frustrated our efforts to close by the proscribed date. Anticipating this delay, we signed a letter of understanding with Paivis on June 26, 2008 that enabled a continuance of the terms and conditions of the Amended and Restated Agreement and Plan of Exchange beyond June 30, 2008, until such time as acceptable financing for the anticipated transaction was arranged. We have not arranged acceptable financing for this transaction as of the date of this filing and despite our intention can provide no certainty as to whether acceptable financing will become available or whether Paivis will at such point wish to proceed with the prospective merger.

Paivis Corp.

Paivis is a wholesale telecommunications carrier that (i) sells prepaid “point-of-sale activated” and live cards throughout many of the country’s major retail outlets (ii) provides VoIP termination to over 160 global destinations, and (iii) through a strategic partnership with T Mobile, offers nationwide prepaid mobile service packages. Paivis intends to substantially expand these operations through the acquisition of AAAA Media Services, Inc, and Detroit Phone Cards, Inc.

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

On January 30, 2008 we entered into an agreement with Mistral Ventures, Inc. (“Mistral”) whereby Mistral committed to finance us, on a best efforts basis, to a minimum of $2,000,000 but no more than $7,000,000 to ensure that we had the financing required to merge with Paivis. The agreement further required that Mistral provide us and Paivis with interim financing up to $150,000 to cover costs associated with the prospective merger. Mistral had provided us $250,000 pursuant to this agreement as of June 30, 2008. Our chief executive officer and sole director also serves as an officer and director of Mistral.

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

Our anticipated external expansion is based on our agreement to merge with Paivis. We expect that our intended merger with Paivis will generate depth and breadth in the services we offer and will increase market penetration. However, as of the date of this report we have been unable to arrange suitable financing to complete this transaction and despite our intention can provide no certainty as to whether acceptable financing will become available or whether Paivis will at such point wish to proceed with the prospective merger.

We are also searching for other companies with which to merge or acquire that will provide us with synergistic opportunities like those prospectively offered by a merger with Paivis.

Results of Operations

Our financial condition and results of operations depend primarily on revenue generated from the sale of our products. The Company has generated insufficient revenues and substantial losses to date and may not generate substantial revenues or achieve profitability in the near term, if at all. In addition, our financial condition is tied to our ability to realize additional debt or equity financing. There can be no assurance that an increase in sales of our products or any other sources of revenue will provide sufficient cash flows in the near term to sustain our operations and we have no commitments for additional debt or equity financing. Since the Company does not expect to generate sufficient cash flow in the near term, we continue to seek financing as a means to bridge the gap between operational losses and expenses. We can provide no assurance that our efforts will be successful.

During the three and six month periods ended June 30, 2008, our operations were focused on (i) entering into agreements with Mistral and Paivis, (ii) sales and marketing of our Trustcash™ product, (iii) seeking out financing, and (iv) satisfying continuous public disclosure requirements.

Net Revenues

Net revenues for the three month period ended June 30, 2008 increased to $63,126 from $19,543 for the three month period ended June 30, 2007, an increase of 223%. Net revenues for the six month period ended June 30, 2008 increased to $129,520 from $59,394 for the six month period ended June 30, 2007, an increase of 118%.The increase in net revenue in the current periods was the result of increased sales of our TrustcashTM product as a result of our internal development and marketing efforts. We expect continued growth in the marketplace and increased net revenue over the next twelve months.

Gross Profit

Gross profit for the three month period ended June 30, 2008 decreased to $6,451 from $8,060 for the three month period ended June 30, 2007, a decrease of 20%. Gross profit for the six month period ended June 30, 2008 decreased to $14,684 from $27,174 for the six month period ended June 30, 2007, a decrease of 46%. The decrease in gross profits in the current periods is due to an increase in commissions and content partner fees to $56,675 from $11,483 over the comparative three month periods and to $114,836 from $32,220 over the comparative six month periods. The Company expects that percentage increases in direct costs in future periods will decline relative to percentage increases in net revenues.

Expenses

Expenses for the three month period ended June 30, 2008 increased to $346,443 from $316,190 for the three month period ended June 30, 2007, an increase of 10%. Expenses for the six month period ended June 30, 2008 increased to $528,694 from $433,285 for the six month period ended June 30, 2007, an increase of 22%. The increase in expenses can be primarily attributed to the increase in selling, general and administrative expenses to $340,129 from $289,898 over the comparative three month periods and to $513,344 from $392,029 over the comparative six month periods. The primary increase in selling, general and administrative resulted from the Company entering into an investor communications consultant agreement in which the Company paid a consultant fee of 5,000,000 shares of restricted stock for the services to be rendered valued at $195,000.

We expect that general and administrative expenses will decrease in the near term as the result of moving our office to Atlanta, Georgia from New York City and reducing employee and consultant compensation.

Development costs decreased to $899 from $22,244 over the comparative three month periods and to $4,057 from $33,516 over the comparative six month periods. The decrease in developmental costs can be attributed to a decrease in cash flow available for this purpose. Nonetheless, as cash flow becomes available we expect that development costs related to our technology platform will increase in line with our commitment to research and development.

Depreciation and amortization expenses for the three month period ended June 30, 2008 increased to $5,415 from $4,048 for the three month period ended June 30, 2007. Depreciation and amortization expenses for the six month period ended June 30, 2008 increased to $11,293 from $7,740 for the six month period ended June 30, 2007.

Loss from Operations

Loss from operations for the three month period ended June 30, 2008 increased to $339,992 from $308,130 for the three month period ended June 30, 2007, an increase of 10%. Loss from operations for the six month period ended June 30, 2008 increased to $514,010 from $406,111 for the six month period ended June 30, 2007, an increase of 27%. The increase in losses from operations was primarily attributable to the increase in selling, general and administrative expenses. The Company expects that losses from operations will decrease in future periods as revenues increase and selling, general and administrative expenses decrease.

Other Income (Expense)

Other expense for the three month period ended June 30, 2008 decreased to $33,814 from $61,992 for the three month period ended June 30, 2007, a decrease of 45%. Other expense for the six month period ended June 30, 2008 decreased to $53,681 from $65,871 for the six month period ended June 30, 2007, a decrease of 19%. Other expense in the current periods can be primarily attributed to interest expenses.

Net Loss

Net loss for the three month period ended June 30, 2008 increased to $373,806 from $370,122 for the three month period ended June 30, 2007, an increase of 1%. Net loss for the six month period ended June 30, 2008 increased to $567,691 from $471,982 for the six month period ended June 30, 2007, an increase of 20%. The increase in net loss over the comparative three and six month periods can be attributed to the increase in losses from operations and other expenses.

Income Tax Expense (Benefit)

The Company had an unused net operating loss carryforward balance of approximately $956,000 at December 31, 2007 that may be available to offset future taxable income.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations since inception.

Capital Expenditures

The Company did not have any capital expenditures for the three months ended June 30, 2008 and 2007.

Liquidity and Capital Resources

The Company had a working capital deficit of $1,658,245 as of June 30, 2008, up from $599,628 as of December 31, 2007. As of June 30, 2008 our assets totaled $435,240 and our current assets totaled $375,307, consisting primarily of cash of $29,329 and loans receivable of $330,000 from Paivis. As of June 30, 2008 our current liabilities totaled $2,033,552, which included shareholders loans payable of $255,000, bridge loans payable of $643,000 and accounts payable with accrued expenses of $407,839. Net stockholders' deficit in the Company was $1,598,312 as of June 30, 2008 and was $1,219,492 at December 31, 2007.

Cash flow used by operating activities was $203,113 for the six month period ended June 30, 2008 as compared to $528,957 for the six month period ended June 30, 2007. The decrease in cash flow used in operating activities in the current period can be primarily attributed to an increase in accounts payable and accrued expenses of $265,642 as well as stock issued for services totaling $195,000. The Company expects that cash flow used in operating activities will decrease in future periods as net losses are expected to diminish with the realization of increased sales.

Cash flow used in investing activities was $210,274 for the six month period ended June 30, 2008 as compared to $3,618 for the six month period ended June 30, 2007. The primary cash used in investing was a loan to Paivis for $205,000. The Company expects cash flow used in investing activities to increase in future periods with developments related to our technology platform.

Cash flow provided by financing activities was $423,000 for the six month period ended June 30, 2008 as compared to $664,203 for the six month period ended June 30, 2007. Funds provided by financing activities in the current period are attributable to proceeds from bridge loans totaling $168,000 and a loan from a shareholder totaling $275,000, offset by the repayments of a loan from a shareholder $25,000.. The Company expects that additional cash flow will be provided by financing activities in the near term.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve months and it will have to realize debt or equity financing to fund planned operations. We have no commitments, arrangements, or immediate sources of financing. No assurances can be given that alternative financing is available to bridge the current shortfall between expenses and revenues. Although, the Company’s shareholders are otherwise the most likely source of financing in the form of loans or equity placements none has made any commitment for future investment. Our inability to secure financing has had a material adverse affect on our plan of operation and will continue to diminish our efforts in the event financing as anticipated is not realized.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of June 30, 2008.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors as of June 30, 2008.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2008, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion on the December 31, 2007, consolidated financial statements as to our ability to continue as a going concern as a result of recurring losses from operations, a deficiency of cash from operations, and insufficient liquidity to continue its operations. Our ability to continue as a going concern is subject to the ability of the Company to generate a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) increasing revenues from the sale of the TrustcashTM product, (ii) obtaining funding from private placement sources, (iii) obtaining additional funding from the sale of the Company’s securities, and (iv) obtaining loans from various financial institutions where possible Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. If funds are not obtained, the Company may be forced to restructure, file for bankruptcy or cease operations.

Critical Accounting Policies

In Note 3 to the audited consolidated financial statements for the years ended December 31, 2007 and 2006 included in Form 10-K filed with the Securities and Exchange Commission, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the U.S.A.

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

The Company has no outstanding stock options or related stock option expense as of June 30, 2008.

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

On April 1, 2008, the Company entered into an investor communications consultant agreement in which the Company paid a consultant fee of 5,000,000 shares of restricted stock for the services to be rendered valued at $195,000.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In February 2008, the Company received a complaint filed in Supreme Court of the State of New York, County of New York by VNU Business Media (“VNU”)that alleged that the Company owed $29,075 for public advertising services allegedly rendered during 2006. The total amount has been recorded in full as of June 30, 2008.

On June 26, 2008, the Company entered into a Settlement Agreement with VNU wherein the Company agreed to pay VNU the sum of $29,075 in principal and $5,532 of interest, for a total of $34,309, payable as follows: The $5,000 on or before July 15,2008, $2,664 commencing on August 15,2008 and the same sum monthly thereafter on the 15th day of each succeeding month until the entire balance of $34,309 is paid in full. The parties understand that if the VNU collects any funds due in this matter from the individual defendant, Greg Moss, the co-defendant Hooksafe,LLC d/b/a Trust Cash shall be given credit towards this obligation

On October 30, 2006, The Geek Factory, Inc. sued Gregory Moss the former President, CFO and director of the Company and Trustcash in the Civil Court of the City, County of New York entitled The Geek Factory, Inc. v. Gregory Moss, Hooksafe, LLC, Hooksafe, Inc., PPPCard, Index No. 64773/2006 (the “Action”). An answer to the complaint with counterclaims was filed on January 10, 2007. Plaintiff filed an answer to the counterclaims on January 25, 2007. The Action seeks $25,000 as well as Plaintiff’s legal fees and expenses purportedly incurred due to Trustcash’s alleged failure to pay for services rendered relating to public relations and marketing under a service agreement between the parties for $12,000. Causes of action asserted include: breach of contract, quantum meruit, unjust enrichment, promissory estoppel, account stated and tortuous breach of implied covenant of good faith and fair dealing. The Action is in its preliminary stages, discovery has not yet been commenced. The Company denies the substance of the allegations; such outcome of the action will not likely have a material adverse effect on our financial position, results of operations, or cash flows.

In July 2006, the Company entered into a settlement agreement with a former legal counsel. Under such agreement, the Company was required to pay $50,000 upon settlement and the remaining $50,000 is payable in twenty-four monthly installments of $2,227, including interest of 6.5% per year, and is included in accounts payable and accrued expenses. Should the Company default on such monthly payments, the Company would be responsible to pay the full contested amount of approximately $161,000, plus accrued interest, less any settlement payments made. Interest expense charged for the three months ended June 30, 2008 and 2007 amounted to $407 and $1,138, respectively. Interest expense charged for the six months ended June 30, 2008 and 2007 amounted to $620 and $1,138, respectively. As of June 30, 2008, the Company was in compliance with the agreement. Subsequent to the period ended June 30, 2008, the Company paid in full and satisfied the outstanding debt.

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

Risks Related to the Company’s Business

The Company’s Ability to Continue as a Going Concern is in Question

The Company’s auditors included an explanatory paragraph in their report of consolidated financial statements for the years ended December 31, 2007 and 2006, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include recurring losses from operations, a deficiency of cash from operations, and insufficient liquidity to continue operations.

Our Operating Losses may Continue into the Future, Resulting in a Decrease in Share Value

Since inception, we have incurred expenses without generating significant revenue, resulting in continuing losses and an accumulated deficit of $2,681,074 at December 31, 2007, which deficit increased to $3,248,765 at June 30, 2008. During the six months ended June 30, 2008, we recorded a net loss of $567,691. Further, current liabilities exceed current assets by $1,658,245. We will continue to incur operating losses until we enter into sales agreements with more significant content providers or acquire other revenue producing businesses; we can provide no assurance as to whether these events will happen or if they will result in profits. Such continuing losses could result in a decrease in share value.

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

Risks Related to the Company’s Stock

Potential Shareholder Dilution

At June 30, 2008, the Company had approximately 270,000,000 shares of common stock unissued and not reserved for specific issuances. Under many circumstances, all of such shares could be issued without any action or approval by the Company’s shareholders. Any issuance of such common stock would substantially dilute the percentage ownership of the Company and could adversely affect prevailing market prices.

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Series A Convertible Preferred Stock (“Series A”). The Series A holders will be entitled to:

•     vote together with the holders of the common stock as a single class on all matters submitted for a vote of holders of common stock;

•     cast two (2) votes for each vote that such holder would be entitled to cast had such holder converted his or her Series A into shares of common stock as of the date immediately prior to the record date for determining the stockholders of the Company eligible to vote on any such matter;

•     convert each share of Series A, at any time, into five (5) shares of common stock as of the conversion date; and

•     certain anti-dilution protection in the case of capital reorganization, reclassification or otherwise.

The Company is also authorized to issue 25,000,000 shares of “blank check” Preferred Stock with such designations, rights of conversion into common stock and other rights and preferences as may be determined from time to time by the board of directors. Accordingly, the our board of directors, without stockholder approval, may issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. Any issuance of such preferred stock would substantially dilute the percentage ownership of the Company and could adversely affect prevailing market prices, if any. The preferred stock thus could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 8, 2008, the Company agreed to issue 10,000,000 shares of common stock to Tyee Capital Consultants, Inc., a related party, in connection with a debt settlement agreement, for $100,000. The Company agreed to issue the shares relying on exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”).

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company to a related party which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for entering into a cash debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold to non-affiliates in reliance on Regulation S is six months.

The Company complied with the requirements of Regulation S of the Securities Act by (i) having made no directed offering efforts in the United States, (ii) offering only to one offeree, and (iii) ensuring that the offeree to whom the securities were issued was a non-U.S. offeree with an address in a foreign country.

On July 8, 2008, the Company agreed to issue 1,333,000 Series A Preferred Shares to Detour Adventures Inc. in connection with a debt settlement agreement for $26,660 plus interest in reliance on the exemptions provided by Section 4(2) and Regulation S of the Securities Act which were subsequently converted on notice to the Company to 6,665,000 shares of our common stock.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for entering into a cash debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S of the Securities Act by (i) having made no directed offering efforts in the United States, (ii) offering only to one offeree, and (iii) ensuring that the offeree to whom the securities were issued was a non-U.S. offeree with an address in a foreign country.

On July 8, 2008, the Company agreed to issue 1,333,000 Series A Preferred Shares to RMI Management Ltd. in connection with a debt settlement agreement for $26,660 plus interest in reliance on the exemptions provided by Section 4(2) and Regulation S of the Securities Act which were subsequently converted on notice to 6,665,000 shares of our common stock.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for entering into a cash debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S of the Securities Act by (i) having made no directed offering efforts in the United States, (ii) offering only to one offeree, and (iii) ensuring that the offeree to whom the securities were issued was a non-U.S. offeree with an address in a foreign country.

On July 8, 2008, the Company agreed to issue 1,333,000 Series A Preferred Shares to Park Heights Investment Holdings Corp. in connection with a debt settlement agreement for $26,660 plus interest in reliance on the exemptions provided by Section 4(2) and Regulation S of the Securities Act which were subsequently converted on notice to 6,665,000 shares of our common stock.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for entering into a cash debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S of the Securities Act by (i) having made no directed offering efforts in the United States, (ii) offering only to one offeree, and (iii) ensuring that the offeree to whom the securities were issued was a non-U.S. offeree with an address in a foreign country.

On July 8, 2008, the Company agreed to issue 1,333,000 Series A Preferred Shares to Xcel Associates, Inc. in connection with a debt settlement agreement for $26,660 plus interest in reliance on the exemptions provided by Section 4(2) and Regulation S of the Securities Act which were subsequently converted on notice to 6,665,000 shares of our common stock.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for entering into a cash debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S of the Securities Act by (i) having made no directed offering efforts in the United States, (ii) offering only to one offeree, and (iii) ensuring that the offeree to whom the securities were issued was a non-U.S. offeree with an address in a foreign country.

On July 8, 2008, the Company agreed to issue 1,333,000 Series A Preferred Shares to Greenwood Capital Holdings, Inc. in connection with a debt settlement agreement for $26,660 plus interest in reliance on the exemptions provided by Section 4(2) and Regulation S of the Securities Act which were subsequently converted on notice to 6,665,000 shares of our common stock.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for entering into a cash debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S of the Securities Act by (i) having made no directed offering efforts in the United States, (ii) offering only to one offeree, and (iii) ensuring that the offeree to whom the securities were issued was a non-U.S. offeree with an address in a foreign country.

On July 8, 2008, the Company agreed to issue 1,330,000 Series A Preferred Shares to Oncor Entertainment, Inc. in connection with a debt settlement agreement for $26,660 plus interest in reliance on the exemptions provided by Section 4(2) and Regulation S of the Securities Act which were subsequently converted on notice to 6,650,000 shares of our common stock.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for entering into a cash debt settlement; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S of the Securities Act by (i) having made no directed offering efforts in the United States, (ii) offering only to one offeree, and (iii) ensuring that the offeree to whom the securities were issued was a non-U.S. offeree with an address in a foreign country.

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

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 43 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCash Holdings, Inc.

/s/ Kent Carasquero                              August 14, 2008

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

10(xi)*     Amended Loan Agreement dated January 1, 2008 with Ludwig Holdings Ltd. (incorporated by reference from the Form10-Q filed with the Commission on May 20, 2008).

10(xii)*     Term Sheet dated January 30, 2008 with Mistral Ventures, Inc. and Paivis Corp. (incorporated by reference from the Form10-Q filed with the Commission on May 20, 2008).

10(xiii)*     Loan Agreement dated February 18, 2008 with Mistral Ventures, Inc. (incorporated by reference from the Form10-Q filed with the Commission on May 20, 2008).

10(xiv)*     Letter of Mutual Understanding dated May 7, 2008 with MoneyInfo, LLC (incorporated by reference from the Form10-Q filed with the Commission on May 20, 2008).

10(xv)*     Amended Loan Agreement dated April 4, 2008 with Ludwig Holdings Ltd. (incorporated by reference from the Form10-Q filed with the Commission on May 20, 2008).

10(xvi)     Debt Settlement Agreement date July 8, 2008 with Tyee Capital Consultants (attached).

14*     Code of Ethics (incorporated by reference from the Form 10-QSB filed with the Commission on February 8, 2006)

21*      Subsidiaries of the Company (incorporated by reference from Form 8-K/A filed with the Commission on July 17, 2007)

31     Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32          Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

     *      Incorporated by reference to previous filings of the Company.